Form 10QSB
period 1996-06-30
WHG BANCSHARES CORP
filed 1996-08-08
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to           .
                               ----------    ----------

                           Commission File No. 0-27606

                           WHG Bancshares Corporation
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Maryland                                               52-1953867
- - -----------------------                               -------------------
(State of incorporation                                 (I.R.S. employer
 or organization)                                     identification no.)

1505 York Road, Lutherville, Maryland                         21093
- - -------------------------------------                       ----------
(Address of principal executive offices)                    (zip code)

                                 (410) 583-8700
- - --------------------------------------------------------------------------------
                 Issuer"s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES                       NO      X
                           ----                        ----

   Number of shares of Common Stock outstanding as of July 31, 1996: 1,620,062

Transitional Small Business Disclosure Format (check one)

                       YES                       NO      X
                           ----                        ----

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------
                                                                   Pages

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements......................................3

       Consolidated statements of financial
       condition at June 30, 1996
       (unaudited) and September 30, 1995..............................3

       Consolidated statements of operations
       (unaudited) for the nine months and three months
       Ended June 30, 1996 and June 30, 1995...........................4

       Consolidated statements of cash flows
       (unaudited) for the nine months
       Ended June 30, 1996 and June 30, 1995.........................5-6

       Notes to financial statements.................................7-8

    Item 2.  Management"s Discussion and Analysis or
             Plan of Operation......................................9-18

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings........................................19

    Item 2.  Changes in Securities....................................19

    Item 3.  Defaults upon Senior Securities..........................19

    Item 4.  Submission of Matters to a Vote of Security-Holders......19

    Item 5.  Other Information........................................19

    Item 6.  Exhibits and Reports on Form 8-K.........................19

Signatures............................................................20

                            PART I.  FINANCIAL INFORMATION

                       WHG BANCSHARES CORPORATION AND SUBSIDIARY
                       -----------------------------------------
                                 Lutherville, Maryland
                                 ---------------------

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    ----------------------------------------------

                                                           June 30      September 30,
                                                           -------      -------------
                                                             1996           1995
                                                             ----           ----
                                                          (Unaudited)
        Assets
        ------
Cash                                                     $ 1,120,890    $ 1,105,528
Interest bearing deposits in other banks                   3,021,271      6,808,528
Federal funds sold                                         2,398,177      1,042,225
Other investments - market value ($8,429,364 and
 $507,117, respectively)                                   8,472,875        497,825
Mortgage backed securities - market value ($2,909,749
 and $546,001, respectively)                               3,061,171        540,046
Loans receivable - net                                    74,632,422     70,028,255
Accrued interest receivable - loans                          373,114        354,430
                            - investments                     88,307         21,736
Premises and equipment - net                                 747,841        807,626
Federal Home Loan Bank of Atlanta stock,
 at cost                                                     682,800        679,800
Investment in and loans to affiliated
 corporation                                               2,825,000      2,975,000
Taxes receivable                                              16,699         -
Deferred income taxes                                         20,451          3,848
Other assets                                                 108,849        161,728
                                                          ----------     ----------

Total assets                                             $97,569,867    $85,026,575
                                                          ==========     ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
- - -----------
   Deposits                                              $72,198,159    $76,180,631
   Advance payments by borrowers for taxes
    and insurance                                          1,970,616        254,841
   Income taxes payable                                       41,333         20,965
   Other liabilities                                          96,151        117,321
                                                          ----------     ----------
Total liabilities                                         74,306,259     76,573,758

Commitments and contingencies

Stockholders' Equity
- - --------------------

   Capital stock $.10 par value; authorized 1,620,062
    shares; issued and outstanding 1,620,062 shares          162,006         -
   Additional paid-in capital                             15,398,998         -
Retained earnings (substantially restricted)               8,998,644      8,452,817
                                                          ----------     ----------
                                                          24,559,648      8,452,817

Employee Stock Ownership Plan Obligation                   1,296,040         -
                                                          ----------     ----------
Total stockholders' equity                                23,263,608      8,452,817
                                                          ----------     ----------

Total liabilities and stockholders' equity               $97,569,867    $85,026,575
                                                          ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         WHG BANCSHARES CORPORATION AND SUBSIDIARY
                         -----------------------------------------
                                   Lutherville, Maryland
                                   ---------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     -------------------------------------------------

                                         For Nine Months Ended    For Three Months Ended
                                         ---------------------    ----------------------
                                               June 30,                   June 30,
                                               --------                   --------

                                           1996          1995        1996         1995
                                           ----          ----        ----         ----
Interest and fees on loans              $4,313,117    $4,303,569  $1,456,782   $1,439,681
Interest on mortgage backed securities      97,509        33,582      52,288       10,833
Interest and dividends on investment
 securities                                110,360        75,879      56,077       25,638
Other interest income                      420,459       268,671     199,857      114,692
                                         ---------     ---------   ---------    ---------

Total interest income                    4,941,445     4,681,701   1,765,004    1,590,844

Interest on deposits                     2,566,388     2,449,662     811,486      871,516
Interest on short-term borrowings           24,592        41,492       2,764        3,025
                                         ---------     ---------   ---------    ---------
Total interest expense                   2,590,980     2,491,154     814,250      874,541
                                         ---------     ---------   ---------    ---------

Net interest income                      2,350,465     2,190,547     950,754      716,303
Provision for loan losses                   41,786        46,307      15,000       14,681
                                         ---------     ---------   ---------    ---------
Net interest income after provision for
 loan losses                             2,308,679     2,144,240     935,754      701,622

Non-Interest Income
- - -------------------
   Fees and charges on loans                21,921        25,837       8,381        7,234
   Fees on transaction accounts             37,830        30,416      13,713        9,702
   Other income                             45,861        29,426      11,591       11,911
                                         ---------     ---------   ---------    ---------
Total non-interest income                  105,612        85,679      33,685       28,847

Non-Interest Expenses
- - ---------------------
   Salaries and related expenses           879,563       822,730     304,354      263,356
   Occupancy                               108,638       107,577      36,757       36,996
   SAIF deposit insurance premium          131,069       132,116      42,736       44,208
   Depreciation of equipment                53,744        53,783      16,225       18,266
   Advertising                              33,316        69,544       8,610       18,655
   Data processing costs                    57,795        54,059      18,430       17,533
   Other expenses                          266,774       208,293      99,072       73,444
                                         ---------     ---------   ---------    ---------
Total non-interest expenses              1,530,899     1,448,102     526,184      472,458
                                         ---------     ---------   ---------    ---------

Income before tax provision                883,392       781,817     443,255      258,011

Provision for income taxes                 337,565       301,939     167,583       99,647
                                         ---------     ---------   ---------    ---------

Net income                              $  545,827    $  479,878  $  275,672   $  158,364
                                         =========     =========   =========    =========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WHG BANCSHARES CORPORATION AND SUBSIDIARY
                        -----------------------------------------
                                   Lutherville, Maryland
                                   ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     -------------------------------------------------

                                                                        For Nine Months Ended
                                                                        ---------------------
                                                                       June 30,          June 30,
                                                                       --------          --------
                                                                         1996               1995
                                                                         ----               ----
Operating Activities
- - --------------------
Net income                                                           $(14,545,827    $    479,878
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
 -------------------------------------
   Amortization of deferred loan fees                                    (134,670)       (165,044)
   Loan fees deferred                                                     193,337          50,181
   Decrease in discount on loans purchased                                (20,349)        (17,726)
   Other amortization                                                     (30,675)        (39,612)
   Amortization of discount on mortgage backed
    securities                                                               (386)           --
   Provision for loan losses                                               41,786          46,307
   Increase in accrued interest receivable                                (85,255)        (28,652)
   Provision for depreciation                                              61,438          63,815
   (Increase) decrease in deferred income tax                             (16,603)         28,945
   Increase in taxes receivable                                           (16,699)           --
   Decrease in other assets                                                52,879          26,724
   Increase (decrease) in accrued interest payable                         (3,167)              4
   Increase in income taxes payable                                        20,368           9,762
   Decrease in other liabilities                                          (21,170)       (115,256)
                                                                     ------------    ------------
      Net cash provided by operating activities                           586,661         339,326


Cash Flows from Investment Activities
- - -------------------------------------
Proceeds from maturing interest bearing deposits                        1,076,000         193,000
Purchases of interest bearing deposits                                   (392,000)     (1,169,000)
Proceeds from maturing other investments                                  525,000            --

Purchase  of  other  investments                                       (8,469,375)           --
Purchase of mortgage backed
securities                                                             (2,614,902)           --
Principal collected on mortgage backed securities                          94,163          67,708
Net (increase)  decrease in shorter term loans                           (246,571)         80,032
Longer term loans originated or acquired                              (16,319,043)     (7,521,562)
Principal collected on longer term loans                               11,881,343       7,597,423
Loans sold                                                                   --         3,217,867
Investment in premises and equipment                                       (1,653)        (57,625)
Purchase of stock in Federal Home
  Loan Bank of Atlanta                                                     (3,000)        (16,600)
(Increase) decrease on investment in and loans
  to joint ventures                                                       150,000        (100,000)
                                                                     ------------    ------------
      Net cash provided (used) by investment
       activities                                                     (14,320,038)      2,291,243


                        WHG BANCSHARES CORPORATION AND SUBSIDIARY
                        -----------------------------------------
                                   Lutherville, Maryland
                                   ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     -------------------------------------------------

                                                                For Nine Months Ended
                                                                ---------------------
                                                               June 30,        June 30,
                                                               --------        --------
                                                                 1996            1995
                                                                 ----            ----

Cash Flows from Financing Activities
- - ------------------------------------
   Net increase (decrease) in demand deposits, money
    market, passbook accounts and advances by
    borrowers for taxes and insurance ....................   $   952,443     $(2,609,005)
   Net increase (decrease) in certificates of deposit ....    (3,215,973)      1,848,275
   Sale of common stock ..................................    15,561,004            --
   Employee Stock Ownership Plan Obligation ..............    (1,296,040)           --
                                                             -----------     -----------

         Net cash provided (used) by financing
          activities .....................................    12,001,434        (760,730)
                                                             -----------     -----------

Increase (decrease) in cash and cash equivalents .........    (1,731,943)      1,869,839
Cash and cash equivalents at beginning of period .........     7,880,281       6,564,544
Cash and cash equivalents at end of period ...............   $ 6,148,338     $ 8,434,383
                                                             ===========     ===========

The following is a Summary of Cash and Cash Equivalents:
- - --------------------------------------------------------
   Cash ..................................................  $  1,120,890    $    893,115
   Interest bearing deposits in other banks ..............     3,021,271       7,411,201
   Federal funds sold ....................................     2,398,177       1,299,067
   Balance of cash items reflected on
    Statement of Financial Condition .....................     6,540,338       9,603,383

      Less -  certificates  of deposit with original
              maturities of more than three months
              that are included in interest
              bearing deposits in other banks ............       392,000       1,169,000

Cash and cash equivalents reflected on the
 Statement of Cash Flows..................................   $ 6,148,338     $ 8,434,383
                                                            ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:

      Interest ...........................................   $ 2,594,147    $  2,491,150
                                                            ============    ============

      Taxes $ ............................................       344,000    $    253,478
                                                            ============    ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                         WHG BANCSHARES CORPORATION AND SUBSIDIARY
                         -----------------------------------------
                                   Lutherville, Maryland
                                   ---------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  ------------------------------------------------------

Note 1 - Basis of Presentation
         ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of WHG Bancshares Corporation and its wholly owned subsidiary, Heritage Savings Bank, F.S.B. All significant intercompany balances and transactions have been eliminated for the purposes of the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2 - Conversion to Stock Form
         ------------------------

    On March 29, 1996, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank consummated the formation of a new holding company, WHG Bancshares Corporation, of which the Bank is a wholly owned subsidiary.

    At the time of conversion, the Bank established an Employee Stock Ownership Plan ("ESOP"), for the exclusive benefit of participating employees.

Note 3 - Cash Flow Presentation
         ----------------------

    For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 - Earnings Per Share
         ------------------

    Earnings per share amounts for the nine and three month periods ended June 30, 1996 are not presented because the Bank did not convert to stock form until March 29, 1996.

Note 5 - Recent Accounting Pronouncements
         --------------------------------

    FASB Statement on Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, which will become effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is evaluated based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If expected cash flows are less than the carrying amount of the

WHG BANCSHARES CORPORATION AND SUBSIDIARY
- - -----------------------------------------
Lutherville, Maryland
- - ---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - ------------------------------------------------------

Note 5 - Recent Accounting Pronouncements - Continued
         --------------------------------

asset, an impairment loss is recognized. Additionally, this Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The impact of adopting this Statement is not expected to be material to the Corporation's consolidated financial statements.

    FASB Statement on Accounting for Mortgage Servicing Rights - In May 1995, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 122, which will become effective, on a prospective basis, for years beginning after December 31, 1995. This Statement requires mortgage banking enterprises to recognize, as separate assets, rights to service mortgage loans, however those servicing rights are acquired. When mortgage loans, acquired either through a purchase transaction or by origination, are sold or securitized with servicing rights retained an allocation of the total cost of the mortgage loans should be made between the mortgage servicing rights and the loans based on their relative fair values. In subsequent periods, all mortgage servicing rights capitalized must be periodically evaluated for impairment based on the fair value of those rights, and any impairments recognized through a valuation allowance. The impact of adopting this Statement is not expected to be material to the Corporation's consolidated financial statements.

    FASB Statement on Accounting for Stock-Based Compensation - In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. FASB encourages all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by Accounting Principles Board ("APB") Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under APB Opinion No. 25. Entities electing to continue use of the accounting treatment of APB Opinion No. 25 must make certain pro forma disclosures as if the fair value based method had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures must include the effects of all awards granted in fiscal years beginning after December 15, 1994. The Bank expects to use the "intrinsic value based method" as prescribed by APB Opinion No. 25. Accordingly, the impact of adopting this Statement will not be material to the Corporation's consolidated financial statements.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2

Financial Condition

      Total assets of the Corporation were $97,570,000 as of June 30, 1996 compared to $85,027,000 as of September 30, 1995, an increase of $12,543,000 or 14.75%. The increase was primarily attributable to increases in federal funds sold of $1,356,000, other investments of $7,975,000, mortgage backed securities of $2,521,000 and net loans of $4,604,000 as new loan originations exceeded loan payments and prepayments. These increases were primarily the result of investing funds raised due to the stock conversion and the use of interest bearing deposits in other banks which decreased by $3,787,000. Investment in and loans to affiliated corporation also decreased by $150,000.

      Total liabilities of the Corporation were $74,306,000 as of June 30, 1996 compared to $76,574,000 as of September 30, 1995, a decrease of $2,268,000 or 2.96%. The decrease was primarily the result of a decrease in deposits of $3,982,000 or 5.23%. Demand accounts decreased by $763,000 along with time deposits which decreased by $3,216,000 as certain depositors converted their accounts to shares of stock during the conversion. The decrease in deposits was offset by an increase in advance payments to borrowers for taxes and insurance ("advance payment") of $1,716,000. This increase was due to the cyclical nature of this account as borrowers increase the accounts monthly and disbursements are made primarily in July through September.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

General

      Net income for the nine and three months ended June 30, 1996 was $546,000 and $276,000, respectively, as compared to $480,000 and $158,000 for the same periods in 1995, an increase of $66,000 or 13.75% and $118,000 or 74.68% for the nine and three month periods, respectively. The increases were primarily the result of an increase in net interest income for both periods.

      Net interest income for the nine and three months ended June 30, 1996 was $2,350,000 and $951,000, respectively, as compared to $2,191,000 and $716,000 for the same periods in 1995, an increase of $159,000 or 7.26% and $235,000 or 32.82%, respectively. There was a decline in the interest rate spread to 2.72% and 2.96% for the nine and three months ended June 30, 1996, as compared to 3.14% and 3.01% for the same periods in 1995. The decline in the interest rate spread between the three month periods resulted primarily from the conversion from mutual to stock form. Although the conversion resulted in an increase in interest-earning assets, these assets could not be immediately invested in higher yielding instruments. Further, due to their maturities, interest-bearing liabilities could not be immediately reduced by the amount of the increase in interest-earning assets. To a lesser extent, these same factors negatively affected the interest rate spread between the nine month periods. During future periods, the interest rate spread will be impacted in part by the investment of the net proceeds of the conversion.

Interest Income

      Total interest income for the nine and three months ended June 30, 1996 were $4,941,000 and $1,765,000, respectively, compared to $4,682,000 and $1,591,000 for the same periods in 1995, an increase of $259,000 or 5.53% and $174,000 or 10.94%, respectively. Interest and fees on loans increased by $9,500 or .22% and $17,000 or

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income - Continued

1.19% during the nine and three months ended June 30, 1996 compared to the same respective periods in 1995. These increases were attributable to a $1,924,000 decrease in the average balance of loans outstanding offset by an increase in the average yield on the loan portfolio to 8.04% for the nine months ended June 30, 1996, as compared to 7.81% for the same period in 1995, and an increase in the three month period in the average loans outstanding of $1,506,000 offset by a decrease in the average yield on the loan portfolio to 7.93% for the three months ended June 30, 1996, compared to 8.00% for the same periods in 1995. Interest income on mortgage backed securities increased $64,000 or 190.36% and $41,000 or 382.67% for the nine and three months ended June 30, 1996, compared to the same respective periods in 1995, primarily due to increases in the average dollar amount outstanding of 249.80% and 439.63%, respectively. Interest and dividends on investment securities increased $34,000 or 45.44% and $30,000 or 118.72% for the nine and three months ended June 30, 1996, respectively, compared to the same respective periods in 1995. The increases were the result of increases of $1,608,000 and $3,855,000 in the average dollar amount of investments outstanding for the nine and three month periods, respectively.

      Other interest income increased $152,000 or 56.50% and $85,000 or 74.26% for the nine and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The increases were primarily due to increases in the average dollar amount of other interest-earning assets outstanding of 44.66% and 24.39% for the nine and three month periods, respectively.

      The weighted average yield on interest-earning assets was 7.39% and 7.44% for the nine and three month periods ended June 30, 1996, respectively, as compared to 7.42% and 7.54% for each of the same periods in 1995.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense

      Total interest expense for the nine and three months ended June 30, 1996 was $2,591,000 and $814,000, respectively, compared to $2,491,000 and $875,000 for the same respective periods in 1995, an increase of $100,000 or 4.01% and a decrease of $61,000 or 6.97%, respectively. Interest on deposits increased $117,000 or 4.76% and decreased $60,000 or 6.89% for the nine and three month periods ended June 30, 1996, respectively, as compared to the same respective periods in 1995. The increase for the nine month period primarily resulted from an increase in the weighted average rate paid of 4.67% as compared to 4.28%. The decrease for the three month period resulted from a decrease in the average dollar amount of deposits of 5.89% and a 1.10% decrease in the weighted average rate paid. Other interest expense decreased $17,000 or 40.73% for the nine months ended June 30, 1996, compared to the same period in 1995 and did not change significantly for the three month period. The decrease primarily resulted from a decrease in the average dollar amount of $366,000 or 33.97% for the nine and three month periods ended June 30, 1996.

      The weighted average rate paid on interest-bearing liabilities were 4.67% and 4.48% for the nine and three months ended June 30, 1996, respectively, as compared to 4.28% and 4.53% for the same periods in 1995.

Provision  for Loan Losses

      The provision for loan losses for the nine and three month periods ended June 30, 1996 was $42,000 and $15,000, respectively, as compared to $46,000 and $15,000 for the same respective periods in 1995. This was a decrease of $4,000 or 8.70% for the nine month period. The provision remained the same for both three month periods. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for Loan Losses - Continued

depends upon an analysis of the changing risks inherent in the Corporation's loan portfolio and the relative status of the real estate market and the economy in general. The Corporation has historically experienced a limited amount of loan charge-offs and delinquencies. At June 30, 1996, the allowance represented
 .24% of loans receivable as compared to .16% at June 30, 1995. The allowance for loan losses decreased as a percentage of nonperforming loans to 30.57% at June 30, 1996 from 34.07% at June 30, 1995. The implementation of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", had no effect on the Corporation's provision for loan losses.

Other Non-Interest Income

      Other income for the nine and three months ended June 30, 1996 was $106,000 and $34,000, respectively, compared to $86,000 and $29,000 for the same respective periods in 1995, an increase of $20,000 or 23.26% and $5,000 or 17.24%, respectively. The increase for the nine month period was due to an increase in other income of $16,000 or 55.85% from an insurance recovery for storm damage and rental income on a portion of the Bank's premises that was rented in 1996, but vacant in 1995, and an increase in fees on transaction accounts of $7,000 or 24.38% offset by a small decrease in fees and charges on loans in the amount of $4,000 or 15.16%. The increase in the three month period is due to an increase in fees on transaction accounts of $4,000 or 41.34% offset by a decrease in fees and charges on loans of $1,000 or 15.86%.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-Interest Expense

      Total non-interest expense for the nine and three months ended June 30, 1996 were $1,531,000 and $526,000, respectively, compared to $1,448,000 and
$472,000 for the same respective periods in 1995, representing increases of $83,000 or 5.73% and $54,000 or 11.44%, respectively. The increases for the nine and three month periods were the result of increases in salaries and related expenses and other expenses. Those increases were offset by decreases in advertising expense. Salaries and related expenses increased and will continue to increase in future periods as a result of the adoption of the ESOP, the implementation of the RSP, and revisions to the Savings Bank's pension plan required by the Retirement Protection Act.

Deposit Insurance

      Currently, there are two deposit insurance funds maintained by the FDIC, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Bank's deposits are insured by SAIF. Deposit premium assessments for the second half of 1995 have been reduced to as low as .04% of insured deposits for BIF insured deposits, down from .23%. Effective for the first half of 1996 and for future periods, annual premium assessments for most BIF insured institutions will be lowered to $2,000. SAIF deposit insurance premiums will remain at a minimum of .23% until SAIF meets the mandated level of 1.25% of insured deposits. As a result of this premium disparity, BIF-insured institutions could have a significant competitive advantage over SAIF-insured institutions in attracting and retaining deposits. There are currently being discussed certain proposals for restructuring the deposit insurance system to, among other things, eliminate the BIF/SAIF premium disparity. Among the proposals to recapitalize SAIF is one which would impose a one-time assessment of .85% to .90% of SAIF insured deposits on all institutions holding SAIF

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Deposit Insurance - Continued

insured deposits. The recapitalization would allow for a reduction in SAIF premiums to BIF levels. If a one-time assessment of .85% of SAIF insured deposits were imposed on the Bank as of June 30, 1996, the Bank would be required to pay approximately $613,700 in connection with the assessment prior to the effect of income taxes. There can be no assurance as to the enactment of any of the current proposals, the form of any such proposals, the amount, tax treatment or timing of any one-time assessment, or the means used to calculate the deposit base subject to any such assessment.

Income Taxes

      Provision for income taxes for the nine and three months ended June 30, 1996 was $338,000 and $168,000, respectively, compared to $302,000 and $100,000 for the same periods in 1995, representing increases of $36,000 or 11.92% and $68,000 or 68.00%, respectively. The increases were the result of increases in the Corporation's income before taxes.

      SFAS No. 109 allows for a continuing exception of providing a deferred tax liability for bad debt reserves for tax purposes of qualified thrift lenders, such as the Savings Bank, that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Savings Bank amounted to approximately $2,022,261 at September 30, 1995 with an income tax effect of approximately $781,000. This bad debt reserve will become taxable if the Savings Bank does not maintain certain qualified assets as defined, if the reserve is charged for other than bad debt losses or if the Savings Bank does not maintain its thrift charter.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes - Continued

      As previously discussed, under "Deposit Insurance," certain proposals are being discussed relating to reform or restructuring of the deposit insurance fund system. Included in certain of those proposals is the elimination of the thrift charter and the adoption of a uniform bank charter. Unless the legislation ultimately enacted includes a provision for the retention of the thrift bad debt deduction for tax purposes, the Savings Bank would be required to record the above mentioned tax liability.

Liquidity and Capital Resources

      As a member of the FHLB System, Heritage Savings Bank, F.S.B. (the "Bank") is required by regulation to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings account balances and borrowings (due within one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the Office of Thrift Supervision (the "OTS") to any amount within the range of 4% to 10%. The Bank's liquidity ratio was 8.30% as of June 30, 1996 and 12.56% as of September 30, 1995.

      The Bank's sources of liquidity have historically included principal and interest payments on loans and securities, maturities of investment securities, deposit inflows, collateralized borrowings from the FHLB of Atlanta and operations. The Bank invests excess funds in overnight deposits, which not only serve as liquidity, but also earn interest as income until funds are needed to meet required loan funding.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

      Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. For the nine month period ended June 30, 1996, deposit outflows of $2,264,000 were experienced, primarily as a result of certain depositors converting their accounts to shares of stock. Management believes it has ample cash flows and liquidity to meet its loan commitments in the amount of $3,048,000 as of June 30, 1996. The Bank has the ability to reduce its commitments for new loan originations and to adjust other cash outflows.

      Under the regulatory capital requirements of the OTS, savings banks are required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of capital stock and retained earnings computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets plus off-balance-sheet items multiplied by the appropriate risk weights).

      The following table presents the Bank's capital position based on the June 30, 1996 financial statements.


                   Actual        % of    Required       % of     Excess       % of
                   Amount      Assets*    Amount      Assets*    Amount     Assets*
                   ------      -------    ------      -------    ------     -------

Tangible        $15,417,415     16.9%   $1,364,826      1.5%   $14,052,589     15.4%
Core             15,417,415     16.9     2,729,651      3.0     12,687,764     13.9
Risk-weighted    15,597,415     33.1     3,773,120      8.0     11,824,295     25.1

*Based  upon   adjusted   total   assets  for  the  tangible  and  core  capital
requirements, and risk-weighted assets for the risk-based capital requirements.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

    The following table presents the calculation of risk-based capital and tangible assets used to determine the Bank's capital position.

                                         Current Requirements
                                         --------------------

Total retained earnings                      $23,263,608
    Less:  Non-allowable items
Equity of parent company                       7,846,193

Tangible and core capital                     15,417,415
    General valuation allowance                  180,000
                                             -----------
Risk-based capital                           $15,597,415
                                             ===========

Total assets                                 $97,569,867
   Add: Pro-rata share of non-consolidated
         subsidiary                               10,000
   Less: Non-includable
Assets of parent company                       6,591,486
                                             -----------
Tangible and adjusted tangible assets        $90,988,381
                                             ===========

Risk-weighted assets                         $47,164,000
                                             ===========

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2. Changes in Securities

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4, Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Not applicable.

    (b)  Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WHG Bancshares Corporation

Date: July  31 , 1996         By: /s/Peggy J. Stewart
           ----                   ---------------------------------------
                                  Peggy J. Stewart
                                  President and Chief Executive Officer
                                  (duly authorized officer)

Date: July  31 , 1996         By: /s/Robin L. Taylor
           ----                   ---------------------------------------
                                    Robin L. Taylor
                                    Controller (chief accounting officer)