Form 10KSB40
period 1996-09-30
WHG BANCSHARES CORP
filed 1996-12-26
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee required)

     For the fiscal year ended   September 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
     For the transition period from              to             .
                                    ------------    ------------

Commission File No. 0-27606

                           WHG Bancshares Corporation
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

Maryland                                                          52-1953867
--------                                                          ----------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

1505 York Road, Lutherville, Maryland                               21093
-------------------------------------                               -----
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:               (410) 583-8700
                                                              ---------------

Securities registered under to Section 12(b) of the Exchange Act:    None
                                                                     ----

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $6,704,471

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 6, 1996 was $16.33 million.

     As of December 6, 1996, there were issued and outstanding 1,620,062 shares of the registrant's Common Stock.

     Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1996. (Parts I and II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1996. (Part III)

PART I

Item 1.  Business
-----------------

Business of the Company

        WHG Bancshares Corporation (the "Company") is a Maryland corporation organized in December of 1995 at the direction of Heritage Savings Bank, F.S.B. (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On March 29, 1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the conversion.

Business of the Bank

        The Bank which was founded in 1902 under the name West Baltimore Building Association is a federally chartered stock savings bank headquartered in Lutherville, Maryland. In 1975, the Bank changed its name to Heritage Savings Association and in 1987, the Bank became a federal savings bank and changed its name to "Heritage Savings Bank, F.S.B.". The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1954. The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System. The Bank has investments in two service corporations. See " -- Subsidiaries Activities."

Competition

        The Bank is one of many financial institutions serving its market area which consists of the Baltimore, Maryland metropolitan area that includes Baltimore City and its five surrounding counties (Baltimore County, Harford County, Howard County, Carroll County, and Anne Arundel County). The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

        General. The Bank's loan portfolio predominantly consists of adjustable-rate mortgage loans secured by one-to-four family residences and to a lesser extent the Bank originates commercial loans secured by real estate, construction loans, land lot loans and savings account loans. It is the current policy of the Bank to remain a portfolio lender, though, the Bank occasionally sells, with servicing retained and without recourse, mortgage loans to other Baltimore based savings associations.

        Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                           At September 30,
                                             --------------------------------------------------
                                                    1996                       1995
                                             ---------------------      -----------------------
                                               $             %            $              %
                                             ----          ----         ----           ----
                                                        (Dollars in Thousands)

Type of Loans:
  Residential.........................      $69,500         91.76%      $65,656           93.76%
  Commercial (real estate)............        3,026          4.00         3,005            4.29
  Construction loans..................        3,277          4.33           887            1.27
  Lines of credit(1)..................          475           .63           500             .71
  Land/lot............................          774          1.02           269             .38
  Home improvement loans..............            9           .01            13             .02
  Savings account loans...............          426           .56           641             .92
  Lease finance receivables...........          828          1.09           284             .40
                                             ------        ------       -------         -------
                                             78,315        103.40        71,255          101.75
Less:
  Loans in process....................       (1,613)        (2.13)         (371)           (.53)
  Deferred loan fees..................         (603)         (.79)         (522)           (.74)
  Allowance for loan losses...........         (195)         (.26)         (140)           (.20)
  Unearned discount on loans purchased         (167)         (.22)         (194)           (.28)
                                           --------        ------       -------          ------
Total loans, net......................      $75,737        100.00       $70,028          100.00%
                                             ======        ======        ======          ======


(1) Lines of credit consist of loans secured by residential and commercial real estate.

Loan Maturity Tables

        The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $15.5 million for the year ended September 30, 1996. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                 Due after
                                  Due within     1 through      Due after
                                    1 year        5 years        5 years        Total
                                    ------        -------        -------        -----
                                                     (In Thousands)

1-4 family real estate mortgage      $  204         $1,695        $70,336     $72,235
Other residential commercial...         650            280          3,157       4,087
Construction...................       3,277             --             --       3,277
Consumer.......................         427             --              8         435
Lines of Credit................         475             --             --         475
Investment in financing leases.          39            789             --         828
                                                                                  ---
                                                                              $81,337
                                                                              -------

Less:
   Loans in process............                                                (1,613)
   Unearned discount on loans
     purchased.................                                                  (167)
   Deferred loan fees..........                                                  (603)
   Allowance for loan losses..                                                   (195)
                                                                               ------
   Loans receivable, net (1)...                                               $78,759
                                                                               ======

------------------
(1)  Includes mortgage backed securities

        The following table sets forth the dollar amount of all loans due after September 30, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                     Floating or
                                  Fixed Rates     Adjustable Rates       Total
                                  -----------     ----------------       -----
                                                  (In Thousands)

1-4 family real estate mortgage       $21,906           $50,125          $72,031
Other........................             822             2,615            3,437
Construction.................              --                --               --
Consumer.....................               8                --                8
Lease financing receivables..             789                --              789
                                       ------             -----           ------
    Total....................         $23,525           $52,740          $76,265
                                       ======            ======           ======



        One-to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. In certain instances, the Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance for the borrower is required. The Bank primarily originates and retains adjustable-rate mortgage loans and to a lesser extent, the Bank will originate fixed-rate mortgage loans for retention in its portfolio. A mortgage loan originated by the Bank, whether fixed- or adjustable-rate, can have a term of up to 30 years.

        The Bank requires for all adjustable-rate mortgage loans that the borrower qualify at a rate that is 2% above the initial contractual interest rate. The Bank's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 2% with a maximum adjustment over the term of the loan to 10.75% and a minimum adjustment to 6%, except during the first year following origination. Adjustable-rate mortgage loans typically reprice every year, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. The Bank originates loans with initial interest rates set below market rates and also originates adjustable-rate mortgage loans with a fixed interest rate for five years and adjustable each year thereafter. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

        The Bank offers adjustable-rate mortgage loans using the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to FHLMC guidelines. It is the current policy of the Bank to remain a portfolio lender. The Bank typically charges a 1% to 2% origination or commitment fee.

        Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Bank.

        Commercial Loans. Commercial loan portfolio consist solely of loans secured by real estate, such as church loans and small office building loans. Loans secured by commercial property may be in amounts up to 75% of the appraised value for a maximum term of 25 years. Commercial lending entails significant additional risks when compared with one-to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

        Construction Loans. Construction loans are made on a long term basis and are classified as construction/permanent loans. Approximately 95% of the Bank's construction loan portfolio is for the construction of single-family residential property to the individuals who will be the owners and occupants upon completion of construction. These construction loans usually require no principal payments during the first six months, after which the payments are set at an amount that will amortize over the term of the permanent loan. The terms, including interest rate, of single family residential construction loans are the same as those for a loan to purchase or refinance a previously constructed single family residence. The maximum loan to value for other construction loans is dependent on the type of property that will be constructed.

        Consumer Loans. Consumer and home equity loans are originated by Bankers Affiliate, formerly known as Cash, Inc., a subsidiary of the Bank, of which the Bank owns a one-third interest. The Bank also makes loans secured by savings accounts in the Bank (share loans) which generally have rates that adjust with the rate on the underlying account and are typically 2% above the rate on the underlying savings account. Share loans are offered subject to a 90% loan to collateral value limit.

        Loan Approval Authority and Underwriting. All loans must be approved by the Bank's loan committee and all loans over $500,000 must be approved by the Bank's Board of Directors.

        Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from an independent fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. The Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, the Bank requires title insurance. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

        Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 15 days of the date of issuance. At September 30, 1996, the Bank had $1,072,000 of commitments to cover originations and $1,613,000 in undisbursed funds for loans in process. In addition, at September 30, 1996, the Bank had $3,814,100 in loan applications in process. Management believes that virtually all of the Bank's commitments will be funded.

     Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Bank's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Bank's maximum loan-to-one borrower limit was approximately $1,000,000 at September 30, 1996.

        At September 30, 1996, the Bank's largest amount of loans to one borrower were all performing residential real estate loans aggregating $850,000, secured by real estate located in the Bank's market area.

Non-Performing and Problem Assets

        Loan Delinquencies. If a loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for foreclosure. Management meets regularly to determine when foreclosure proceedings should be initiated and the borrower is notified when foreclosure has been commenced. At September 30, 1996, loans past due greater than 90 days totalled $480,000.

        All balance sheet asset accounts and supporting subsidiary ledger accounts are analyzed by management of the Bank on a monthly basis in order to identify potential classifiable assets. A general valuation allowance was established by the Bank. Assets classified as "loss" are considered uncollectible and a specific allowance for losses in the amount of 100% of the portion classified as loss is established for such assets or such amount is charged against income. Loans are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal and interest balance in accordance with the contractual terms of the loan.

        Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.


                                                At September 30,
                                                ----------------
                                                1996         1995
                                                ----         ----
                                             (Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4
    dwelling units.........................         $405        $ 82
  Commercial...............................           75          85
                                                     ---         ---
Total......................................         $480        $167
                                                     ===         ===

Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4
    dwelling units.........................        $  --        $169
Non-mortgage loans:
  Consumer.................................           --          --
                                                    ----       -----
Total......................................        $  --        $169
                                                    ====         ===
Total non-accrual and accrual loans........         $480        $336
                                                     ===         ===
Real estate owned..........................        $  --      $   --
                                                    ====       =====
Other non-performing assets................        $  --      $   --
                                                    ====       =====
Total non-performing assets................        $  --        $336
                                                    ====         ===
Total non-accrual and accrual loans to
  net loans................................         .63%        .48%
                                                   ====        ====
Allowance for loan losses to total non-performing
  loans, including loans contractually past due
  90 days or more..........................       40.63%      46.67%
                                                  =====       =====
Total non-accrual and accrual loans to
  total assets.............................         .50%        .40%
                                                    ===        ====

Total non-performing assets to total assets         .50%        .40%
                                                    ===        ====



        Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1996. Amounts included in the Bank's interest income for the year ended September 30, 1996 were, likewise, immaterial.

        Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

        At September 30, 1996, the Bank had no assets classified as doubtful or loss, $480,000 of assets classified as substandard loans and $333,000 of assets classified as special mention.

        Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

        Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

        Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

        The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          At September 30,
                                                        --------------------
                                                        1996            1995
                                                        ----            ----
                                                       (Dollars in Thousands)

Total loans outstanding..........................     $75,737         $70,028
                                                       ======          ======
Average loans outstanding........................     $73,582         $73,273
                                                       ======          ======

Allowance balances (at beginning of
  period)........................................         140              80
Provision (credit):
  Residential....................................          55              60
  Commercial real estate.........................          --              --
  Consumer.......................................          --              --
Net (Charge-offs) recoveries:
  Residential....................................          --              --
  Commercial real estate.........................          --              --
  Consumer.......................................          --              --
                                                         ----           -----
Allowance balance (at end of period).............       $ 195            $140
                                                         ====             ===
Allowance for loan losses as a percent
  of total loans outstanding.....................        .26%            .20%
Net loans charged off as a percent of
  average loans outstanding......................         --%             --%


Analysis of the Allowance for Loan Losses

        The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                 September 30,
                                       --------------------------------------------------------------
                                                  1996                               1995
                                       ----------------------------       ---------------------------

                                                     % of Loans in                      % of Loans in
                                                     Each Category                      Each Category
                                       Amount        To Total Loans       Amount       To Total Loans
                                       ------        --------------       ------       --------------
                                                            (Dollars In Thousands)

Allocation of allowance for loan
losses(1)
Real estate:
  Residential mortgage..............      $   90           88.75            $  84              92.14
  Commercial (real estate)..........          40            3.86               30               4.22
  Construction .....................          53            4.18               19               1.24
  Lines of credit...................           3             .61                3                .70
  Land/lot..........................           1             .99               --                .38
  Consumer..........................          --             .55               --                .92
  Investment in financing leases....           8            1.06                4                .40
                                            ----         -------             ----            -------
                                           $ 195          100.00%            $140             100.00%
                                            ====          ======              ===             ======


Interest-Bearing Accounts

        At September 30, 1996, the Company held $4,077,000 in interest bearing demand deposits in other financial institutions, principally the FHLB of Atlanta. The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of assets.

Mortgage-Backed Securities and Investment Activities

        General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the Bank to classify all of its investments in debt and equity securities ("securities") into three categories. Debt securities which management has the positive intent and ability to hold until maturity are to be classified as held-to-maturity. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities. All other securities are to be classified as available-for-sale securities.

        Unrealized holding gains and losses for trading securities are to be included in earnings. Unrealized gains and losses for available-for-sale securities are to be excluded from earnings and reported net of income tax effect as a separate component of shareholders' equity until realized. Investments classified as held to maturity are to be accounted for at amortized cost.

        SFAS No. 115 requires the Bank to account for a portion of its holding of debt securities at market value (as opposed to amortized cost) and may result in greater volatility in its earnings and capital position. It also may discourage investment in longer term debt securities, which tend to have higher yields than short term debt securities, and hence reduce the earnings of the Bank. No securities can be moved from a particular category without Board approval.

        The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Atlanta. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

        The Revenue Reconciliation Act of 1993 added a Section 475 to the Internal Revenue Code. Section 475 is a mark-to-market tax provision that is different from SFAS No. 115. The term "securities" in the tax statute includes not just traditional debt and equity securities, but mortgages as well. Section 475 and the temporary regulations issued thereunder apply to "dealer" institutions that regularly buy or sell more than a nominal amount of securities in the ordinary course of a trade or business. Section 475 requires the Bank to identify securities held for sale within the meaning of the tax code and include unrealized gains or losses on related security transactions with its fiscal tax return. The tax reporting of unrealized gains and losses on securities held for sale as defined by Section 475 and the related regulations, if different from SFAS No. 115, is a temporary difference as defined under SFAS No. 109 and the recording of a related deferred tax liability or asset will not affect generally accepted accounting principles ("GAAP") basis net income. At September 30, 1996, the Bank did not have any investments subject to Section 475.

Mortgage-Backed Securities

        To supplement lending activities, in the past, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings (although the Bank has not used them as such ) and, through repayments, as a source of liquidity.

        At September 30, 1996, the mortgage-backed securities portfolio had a fair value of $2,884,000 and an amortized cost of $3,022,000. Because the entire portfolio is classified as held to maturity (the Bank had no mortgage-backed securities classified as available for sale at September 30, 1995 and 1996), the portfolio is recorded at amortized cost.

        The Bank's mortgage-backed securities are all issued by the Government National Mortgage Association ("GNMA"). Expected maturities will differ from contractual maturities due to schedule repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

        GNMA is a government agency within the Department of Housing and Urban Development ("HUD") which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Because GNMA was established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for this program. GNMA limits its maximum loan size to $114,000 for Veterans Administration ("VA") loans and, on average, $67,500 for Federal Housing Administration ("FHA") loans.

        Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, GNMA and FNMA.

        Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market.

Investment Activities

        Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short term investments, FHLB stock and mortgage-backed securities at the dates indicated.

                                                         At September 30,
                                                         ----------------
                                                        1996           1995
                                                        ----           ----
                                                          (In Thousands)

Investment Securities:
U.S. Government Securities........................      $    --       $   498
Federal National Mortgage Association bonds.......        1,500            --
Federal Home Loan Bank bonds......................        1,000            --
                                                          -----         -----
   Total Investment Securities....................       $2,500        $  498
                                                          =====         =====

Interest Bearing Deposits in Other Banks..........       $4,077        $6,809
Federal Funds Sold................................        2,428         1,042
Securities Purchased under agreements to resell...        2,000            --
Mortgage-Backed Securities........................        3,022           540
FHLB Stock........................................          683           680
                                                          -----         -----
   Total .........................................      $12,210        $9,071
                                                         ======         =====

        The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at September 30, 1996. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                            As of September 30, 1996
                    ----------------------------------------------------------------------------------------------------------------

                                           More than One to  More than Five to Ten
                                           ----------------  ---------------------
                    One Year or Less       Five Years             Years           More than Ten Years   Total Investment Securities
                    ----------------       ----------             -----           -------------------   ---------------------------
                    Carrying Average Carrying  Average   Carrying     Average   Carrying     Average  Carrying  Average    Market
                      Value   Yield    Value    Yield     Value        Yield     Value        Yield     Value     Yield     Value
                      -----   -----    -----    -----     -----        -----     -----        -----     -----     -----     -----
                                                               (Dollars in Thousands)

U.S. Government
 Obligations.......   $ --      --%    $ --      --%    $      --         --%   $       --       --% $       --      --% $        --
U.S. Agency
  Obligations......     --      --       --      --      1,500,000      7.42     1,000,000     7.15   2,500,000    7.31   2,385,000
Municipal
  Obligations......     --      --       --      --            --         --            --       --          --      --          --
Corporate
  Notes and Bonds..     --      --       --      --            --         --            --       --          --      --          --
Other Securities...     --      --       --      --            --         --            --       --          --      --          --
                      ----     ---     ----    ----     ----------      ----    ----------     ----        ----    ----        ----
     Total.........   $ --      --%    $  --     --%    $1,500,000      7.42%   $1,000,000     7.15% $2,500,000    7.31%  $2,385,000
                      ====     ===     ====    ====     ==========      ====    ==========     ====   =========    ====    =========


Sources of Funds

        General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank had no FHLB advances at September 30, 1996.

        Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1996, the Bank had no brokered accounts.

        The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing non-certificate deposits and time deposits as of the dates indicated.

                                                   Year Ended September 30,
                    --------------------------------------------------------------------------------------
                                       1996                                       1995
                    --------------------------------------------------------------------------------------
                       Interest-Bearing                          Interest-bearing
                      Non-Certificate             Time            Non-Certificate           Time
                           Deposits             Deposits             Deposits             Deposits
                           --------             --------             --------             --------

                                                    (Dollars in Thousands

Average Balance....          $27,426              $44,924               $29,317              $46,697
Average Rate.......            2.89%                5.75%                 2.85%                5.37%


        Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                             Certificates
                                                              of Deposits
                                                              -----------
Maturity Period                                             (In Thousands)
---------------
Within three months.....................................        $  529
Three through six months................................           904
Six through twelve months...............................           229
Over twelve months......................................         1,732
                                                                ------
                                                                $3,394
                                                                ======

Borrowings

        The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996 and September 30, 1995, the Bank had no borrowings from the FHLB of Atlanta.

                                                          During the Year Ended
                                                              September 30,
                                                          ---------------------
                                                           1996           1995
                                                           ----           ----
                                                             (In Thousands)

Maximum amount of borrowings outstanding at any
month end:
  Advances from Federal Home Loan Bank.................   $2,000         $3,000


                                                          For the Year Ended
                                                             September 30,
                                                          ------------------
                                                           1996           1995
                                                           ----           ----
                                                            (In Thousands)

Approximate average short-term borrowings outstanding
with respect to:
  Advances from Federal Home Loan Bank.................    $  1,321      $  583
  Approximate weighted average rate paid on: (1)
  Advances from Federal Home Loan Bank.................       5.77%       6.06%



Subsidiaries Activities

        The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At September 30, 1996, the Bank had investments in two service corporation, incorporated under Maryland law, Bankers Affiliate and Mapleleaf Mortgage Corporation.

        Bankers Affiliate (formerly named Cash, Inc.) - Bankers Affiliate ("BA") was formed in April 1983 as a service corporation for the purpose of originating consumer loans. BA is equally owned by the Bank and two other local thrift institutions. At September 30, 1996, the Bank's investment totalled $25,000 and had a loan payable from this subsidiary of $2,800,000.

        Mapleleaf Mortgage Corporation - Mapleleaf Mortgage Corporation ("MMC") was formed in June 1996 and is a wholly-owned subsidiary of the Bank. The purpose of MMC is to engage in mortgage brokerage activities. At September 30, 1996, the Bank's investment totalled $50,000.

Employees

     At September 30, 1996 the Bank had 23 full-time and 11 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

        Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

        General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

        Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

        General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

        The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

        The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

        Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). If an institution has no tangible capital, the FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

        Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF. The management of the Bank is unaware of any practice, condition, or violation that might lead to termination of its deposit insurance.

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a savings association pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The SAIF was substantially underfunded at September 30, 1996. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended September 30, 1996 amounted to approximately $680,000. By comparison, at September 30, 1996, members of the BIF were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

        Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $506,000 pre-tax expense for this assessment at September 30, 1996, and such assessment is payable on November 27, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately 0.13% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. Assuming these changes occur, beginning January 1, 1997, the rate of deposit insurance assessed the Bank will decline by approximately 70%.

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

        The following table sets forth the Bank's regulatory capital position at September 30, 1996, as compared to the minimum regulatory capital requirements imposed on the Bank by the OTS at that date.

                                                               Percent of
                                                Amount       Adjusted Assets
                                                ------       ---------------
                                                  (Dollars in Thousands)

GAAP Capital........................           $15,331            16.35%
Tangible Capital:
  Regulatory requirement............            $1,407             1.50%
  Actual capital....................            15,331             16.35
                                                ------             -----
      Excess........................           $13,924             14.85%
                                                ======             =====
Core Capital:
  Regulatory requirement............            $2,814             3.00%
  Actual Capital....................            15,331             16.35
                                                ------             -----
     Excess.........................           $12,517             13.35%
                                                ======             =====
Risk-Based Capital:
  Regulatory requirement............           $ 3,880             8.00%
  Actual capital....................            15,527             32.00
                                                ------             -----
     Excess.........................           $11,647             24.00%
                                                ======             =====


        Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Bank was in compliance with its QTL requirement with 89% of its assets invested in QTIs.

        Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a)     Properties.

        The Bank operates from its main office and four branch offices.

          Location                          Leased or Owned
          --------                          ---------------

          MAIN OFFICE:
            1505 York Road                      Owned
            Lutherville, Maryland
            21093

          HAMILTON OFFICE:
            4228 Harford Road                   Owned
            Baltimore, Maryland  21214

          WOODLAWN OFFICE:
            Gwynn Oak Avenue and             Leased until
            Windsor Mill Road                December 1997
            Baltimore, Maryland  21207

          ELLICOTT CITY OFFICE:
            9396 Baltimore National Pike     Leased until
            Ellicott City, Maryland            May 1997
            21042

          GOLDEN RING OFFICE:
          8767 K Philadelphia Road           Leased until
          Baltimore, Maryland  21237          June 1997

(b)     Investment Policies.

     See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1)  Investments  in Real Estate or Interests in Real Estate.  See "Item 1.
Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c) Description of Real Estate and Operating Data.

    Not Applicable.

Item 3. Legal Proceedings
-------------------------

        There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

        The information contained under the section captioned "Market Price of the Common Stock" on page 3 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

        The  information  contained  in  the  section  captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 18 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

        The  Registrant's   financial   statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

        Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

        The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

        The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        (a)    Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (b)    Security Ownership of Management

               Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The  information  required  by  this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

        (a)    The following documents are filed as a part of this report:

               1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending September 30, 1996 are incorporated herein by reference and also in Item 7 hereof.

        Report of Independent Auditors

        Consolidated Statements of Financial Condition as of September 30, 1995 and 1996.

        Consolidated Statements of Operations for the Years Ended September 30, 1995 and 1996.

        Consolidated Statements of Retained Earnings for the Years Ended September 30, 1995 and 1996.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1995 and 1996.

        Notes to Consolidated Financial Statements.

               2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

               3. The following exhibits are included in this Report or incorporated herein by reference:

               (a)    List of Exhibits:

                3(i)  Articles of Incorporation of WHG Bancshares Corporation *

                3(ii) Bylaws of WHG Bancshares Corporation *

               10.1   Employment Agreement with Peggy J. Stewart *

               10.2   Severance Agreement with Robin L. Taylor *

               10.3   Severance Agreement with Diana Rohrback *

               10.4   Severance Agreement with Nicholas Tracht *

               10.5   1996 Stock Option Plan **

               10.6   Management Stock Bonus Plan and Trust Agreement **

               13 Annual Report to Stockholders for the fiscal year ended September 30, 1996

               21     Subsidiaries of the Registrant

               27     Financial Data Schedule ***

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.

** Incorporated by reference to the proxy statement for the special meeting of stockholders filed with the SEC on August 27, 1996.

***    Only included in electronic filing.

               (b)    Not applicable

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 26, 1996.

                             WHG BANCSHARES CORPORATION

                             By: /s/ Peggy J. Stewart
                                 ----------------------------
                                 Peggy J. Stewart
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 26, 1996.


/s/ Peggy J. Stewart                           /s/ Robin L. Taylor
----------------------------------             -----------------------------
Peggy J. Stewart                               Robin L. Taylor
President, Chief Executive Officer             Controller
  and Director                                 (Principal Accounting Officer)
(Principal Executive Officer)

/s/ John E. Lufburrow                          /s/ Robin L. Taylor
----------------------------------             -----------------------------
John E. Lufburrow                              Robin L. Taylor
Chairman of the Board                          (Principal Financial Officer)

/s/ Philip W. Chaser, Jr.                      /s/ Herbert A. Davis
----------------------------------             -----------------------------
Philip W. Chase, Jr.                           Herbert A. Davis
Director                                       Director

/s/ Urban P. Francis, Jr.                      /s/ D. Edward Lauterbach, Jr.
----------------------------------             -----------------------------
Urban P. Francis, Jr.                          D. Edward Lauterbach, Jr.
Director                                       Director

/s/ Hugh P. McCormick                          /s/ Edwin C. Muhly, Jr.
----------------------------------             -----------------------------
Hugh P. McCormick                              Edwin C. Muhly, Jr.
Director                                       Director

/s/ August J. Seifer                           /s/ Herbert W. Spath
----------------------------------             -----------------------------
August J. Seifert                              Herbert W. Spath
Director                                       Director