Form 10QSB
period 1996-12-31
WHG BANCSHARES CORP
filed 1997-02-14
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                      FORM 10-QSB
(Mark One)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Maryland                                              52-1953867
-----------------------                                 -------------------
(State of incorporation                                  (I.R.S. employer
   or organization)                                     identification no.)


1505 York Road, Lutherville, Maryland                            21093
----------------------------------------                      ----------
(Address of principal executive offices)                      (zip code)


                                 (410) 583-8700
                 ----------------------------------------------
                 Issuer"s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X          NO
                            ------           --------

Number of shares of Common Stock outstanding as of February 10, 1997:  1,620,062

Transitional Small Business Disclosure Format (check one)

                       YES                NO      X
                            -------           ---------

                       WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                       Contents
                                       --------


PART I - FINANCIAL INFORMATION                                                   Pages
                                                                                 -----

    Item 1.  Financial Statements....................................................3

       Consolidated statements of financial condition at December 31, 1996
       (unaudited) and September 30, 1996............................................3

       Consolidated statements of operations (unaudited) for the three months
       Ended December 31, 1996 and December 31, 1995.................................4

       Consolidated statements of cash flows (unaudited) for the three months
       Ended December 31, 1996 and December 31, 1995...............................5-6

       Notes to financial statements...............................................7-8

    Item 2.  Management's Discussion and Analysis or Plan of Operation............9-17


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings......................................................18

    Item 2.  Changes in Securities..................................................18

    Item 3.  Defaults upon Senior Securities........................................18

    Item 4.  Submission of Matters to a Vote of Security-Holders....................18

    Item 5.  Other Information......................................................18

    Item 6.  Exhibits and Reports on Form 8-K.......................................18

Signatures..........................................................................19


                            PART I.  FINANCIAL INFORMATION

                      WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                      -------------------------------------------
                                 Lutherville, Maryland
                                 ---------------------

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    ----------------------------------------------

                                                         December 31,   September 30,
                                                             1996           1996
                                                             ----           ----
                                                         (Unaudited)
        Assets
        ------
Cash                                                     $ 1,347,677    $ 1,583,482
Interest bearing deposits in other banks                   3,668,725      4,076,776
Federal funds sold                                         1,021,210      2,427,851
Securities purchased under agreements to resell                    -      2,000,000
Other investments - (fair value $3,432,568 and
 $2,385,000, respectively)                                 3,500,000      2,500,000
Mortgage backed securities - (fair value $2,907,683
 and $2,884,212, respectively)                             2,985,402      3,021,998
Loans receivable - net                                    78,412,682     75,736,786
Accrued interest receivable - loans                          347,854        373,792
                            - investments                     65,954         62,755
                            - mortgage backed
                               securities                     16,815         17,030
Premises and equipment - net                                 717,593        734,443
Federal Home Loan Bank of Atlanta stock, at cost             682,800        682,800
Investment in and loans to affiliated corporation          2,775,000      2,825,000
Prepaid income taxes                                          59,556          5,198
Deferred income taxes                                         73,716        273,589
Other assets                                                 186,544        206,614
                                                          ----------     ----------

Total assets                                             $95,861,528    $96,528,114
                                                          ==========     ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
-----------
   Deposits                                              $71,305,018    $72,100,572
   Federal Home Loan Bank advance                          1,000,000              -
   Advance payments by borrowers for taxes
    and insurance                                            895,823        322,610
   Income taxes payable                                       31,668        237,456
   Other liabilities                                         110,885        621,419
                                                          ----------     ----------
Total liabilities                                         73,343,394     73,282,057

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,620,062 shares          162,006        162,006
   Additional paid-in capital                             14,569,425     15,403,857
   Retained earnings (substantially restricted)            8,991,804      8,911,434
                                                          ----------     ----------
                                                          23,723,235     24,477,297
   Employee Stock Ownership Plan                          (1,205,101)    (1,231,240)
                                                          ----------     ----------
Total stockholders' equity                                22,518,134     23,246,057
                                                          ----------     ----------

Total liabilities and stockholders' equity               $95,861,528    $96,528,114
                                                          ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                      -------------------------------------------
                                 Lutherville, Maryland
                                 ---------------------

                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   -------------------------------------------------




                                               For Three Months Ended
                                                     December 31,
                                             ---------------------------
                                                1996             1995
                                             ----------      -----------
Interest and fees on loans                   $1,448,451      $1,441,647
Interest and dividends on investment
 securities                                      61,776          26,248
Interest on mortgage backed securities           50,893          10,048
Other interest income                           143,709          94,087
                                              ---------       ---------

Total interest income                         1,704,829       1,572,030

Interest on deposits                            801,641         872,844
Interest on short-term borrowings                 4,484           3,744
                                              ---------       ---------

Total interest expense                          806,125         876,588
                                              ---------       ---------
Net interest income                             898,704         695,442
Provision for loan losses                        15,644          11,786
                                              ---------       ---------
Net interest income after provision for
 loan losses                                    883,060         683,656

Non-Interest Income
-------------------
   Fees and charges on loans                      7,703           6,652
   Fees on transaction accounts                  13,332          11,478
   Other income                                  12,089          22,653
                                              ---------       ---------
Total non-interest income                        33,124          40,783
Non-Interest Expenses
---------------------
   Salaries and related expenses                420,696         306,221
   Occupancy                                     44,167          34,045
   SAIF deposit insurance premium                33,230          44,758
   Depreciation of equipment                     12,273          19,626
   Advertising                                    5,336          15,429
   Data processing costs                         18,096          18,631
   Professional services                         45,919           6,910
   Other expenses                                77,131          68,995
                                              ---------       ---------
Total non-interest expenses                     656,848         514,615
                                              ---------       ---------

Income before tax provision                     259,336         209,824

Provision for income taxes                      104,227          84,386
                                              ---------       ---------

Net income                                   $  155,109      $  125,438
                                              =========       =========

Net income per share                         $      .10      $        -
                                              =========       =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                     -------------------------------------------
                                 Lutherville, Maryland
                                 ---------------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   -------------------------------------------------

                                                             For Three Months Ended
                                                                  December 31,
                                                         -----------------------------
                                                              1996            1995
                                                              ----            ----
Operating Activities
--------------------
   Net income                                            $   155,109     $   125,438
   Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities
    -------------------------------------
      Amortization of discount on mortgage backed
       securities                                               (206)              -
      Amortization of deferred loan fees                     (44,970)        (39,081)
      Loan fees deferred                                      60,121           6,925
      Decrease in discount on loans purchased                 (5,016)         (7,152)
      Other amortization                                           -         (13,698)
      Provision for loan losses                               15,644          11,786
      Non-cash compensation under stock-based
       benefit plans                                          80,896               -
      Decrease in accrued interest receivable                 22,954           4,236
      Provision for depreciation                              16,850          20,260
      Decrease in deferred income taxes                      199,873               -
      Increase in prepaid income taxes                       (54,358)              -
      (Increase) decrease in other assets                     20,070         (90,842)
      Decrease in accrued interest payable                      (904)           (220)
      Decrease in income taxes payable                      (205,788)           (615)
      Decrease in other liabilities                         (510,532)        (81,669)
                                                          ----------      ----------
         Net cash used by operating activities              (250,257)        (64,632)


Cash Flows from Investment Activities
-------------------------------------
   Proceeds from maturing interest
    bearing deposits                                         783,000       1,076,000
   Purchases of interest bearing deposits                   (685,000)       (978,000)
   Decrease in securities purchased under agreement
    to resell                                              2,000,000               -
   Purchase of other investments                          (1,000,000)              -
   Principal collected on mortgage backed securities          36,802          21,019
   Net (increase) decrease in shorter term loans            (173,600)        167,336
   Longer term loans originated or acquired               (2,956,342)     (3,660,641)
   Principal collected on longer term loans                  428,267       2,040,521
   Decrease on investments in and loans to
    joint ventures                                            50,000               -
                                                          ----------      ----------
         Net cash used by investment activities           (1,516,873)     (1,333,765)



                       WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                       -------------------------------------------
                                   Lutherville, Maryland
                                   ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     -------------------------------------------------

                                                             For Three Months Ended
                                                                  December 31,
                                                         -----------------------------
                                                              1996           1995
                                                              ----           ----

Cash Flows from Financing Activities
------------------------------------
   Net increase in demand deposits, money
    market, passbook accounts and advances by
    borrowers for taxes and insurance                    $   491,395     $   709,503
   Net decrease in certificates of deposit                  (712,832)     (2,158,447)
   Net increase in short-term borrowings                   1,000,000       1,000,000
   Management Stock Bonus Plan                              (882,927)              -
   Dividends on stock                                        (81,003)              -
                                                          ----------      ----------
         Net cash used by financing activities              (185,367)       (448,944)
                                                          ----------      ----------

Decrease in cash and cash equivalents                     (1,952,497)     (1,847,341)
Cash and cash equivalents at beginning of period           7,305,109       7,880,281
                                                          ----------      ----------

Cash and cash equivalents at end of period               $ 5,352,612     $ 6,032,940
                                                          ==========      ==========

The following is a Summary of Cash and Cash Equivalents:
-------------------------------------------------------

   Cash                                                  $ 1,347,677     $ 1,349,595
   Interest bearing deposits in other banks                3,668,725       4,563,076
   Federal funds sold                                      1,021,210       1,098,269
                                                          ----------      ----------
   Balance of cash items reflected on
    Statement of Financial condition                       6,037,612       7,010,940

      Less -  certificates  of deposit with original
               maturities of more than three months
               that are included in interest bearing
               deposits in other banks                       685,000         978,000
                                                          ----------      ----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                 $ 5,352,612     $ 6,032,940
                                                          ==========      ==========

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
   Cash paid during the period for:

      Interest                                           $   807,029     $   876,808
                                                          ==========      ==========

      Taxes                                              $    72,500     $    85,000
                                                          ==========      ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 1 - Principles of Consolidation
         ---------------------------

    The consolidated financial statements include the accounts of WHG Bancshares Corporation ("the Company") and its wholly-owned subsidiary, Heritage Savings Bank, F.S.B. ("the Bank") and the Bank's subsidiary, Mapleleaf Mortgage Corporation. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Business
         --------

    The Bank's primary business activity is the accepting of deposits from the general public and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.


Note 3 - Basis of Presentation
         ---------------------

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 4 - Cash Flow Presentation
         ----------------------

    For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 5 - Earnings Per Share
         ------------------

    Earnings per share of common stock for the three months ended December 31, 1996 is computed by dividing net income by 1,499,098 by the weighted average number of shares of common stock outstanding for the three months. Included in this amount are only the shares that have been allocated to the Employee Stock Ownership Plan.

    Earnings per share amounts for the three month period ended December 31, 1995 have not been presented because the Bank had not converted to stock form as of December 31, 1995.

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 6 - Recent Accounting Pronouncements
         --------------------------------

    FASB Statement on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, which will become effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement will require the Bank to record at fair value assets and liabilities resulting from a transfer of financial assets. The impact of adopting this Statement is not expected to be material to the Bank's financial statements.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Total assets of the Company were $95,862,000 as of December 31, 1996, compared to $96,528,000 as of September 30, 1996, a decrease of $666,000 or
 .69%. The decrease was primarily attributable to a decrease in securities purchased under agreement to resell of $2,000,000 or 100% and a decrease in cash, interest-bearing deposits in other banks and federal funds sold of $2,050,000 or 25.35%. This exceeded an increase in loans receivable of $2,676,000 or 3.53% and an increase in other investments of $1,000,000 or 40%.

      Total liabilities of the Company were $73,343,000 as of December 31, 1996, compared to $73,282,000 as of September 30, 1996, an increase of $61,000 or
 .08%. The increase was due to an increase in Federal Home Loan Bank ("FHLB of Atlanta") advances of $1,000,000 and advance payments by borrowers for taxes and insurance ("advance payment") of $573,000 or 177.68%. This was offset by a decrease in deposits of $796,000 or 1.10%, a decrease of $511,000 or 82.28% in other liabilities and a decrease in income taxes payable of $206,000 or 86.66%. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September.

      Stockholders' equity was $22,518,134 as of December 31, 1996, compared to $23,246,057 as of September 30 1996, a decrease of $727,923. The decrease was primarily the result of a decrease in additional paid-in capital as a result of the Bank funding the acquisition of 64,802 shares of common stock in the approximate amount of $845,000 for the trust of the Management Stock Bonus Plan ("MSBP"). The decrease was also affected by the payment of dividends, partially off-set by net income for the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

General

     Net income for the three months ended December 31, 1996 was $155,000, as compared to $125,000 for the same period in 1995, an increase of $30,000 or 24.00%. The increase in net income was primarily the result of an increase in net interest income partially off-set by a decrease in non-interest income, and an increase in non-interest expense.

     Net interest income for the three months ended December 31, 1996 was $899,000 as compared to $695,000 for the same period in 1995, an increase of $204,000 or 29.35%. The increase was primarily due to an increase in total interest income and a decrease in total interest expense.

Interest Income

     Total interest income for the three months ended December 31, 1996 was $1,705,000, compared to $1,572,000 for the same period in 1995, an increase of $133,000 or 8.46%. Interest on loans increased slightly by $7,000 or .49%. This increase was attributable to a $6,926,000 increase in the average balance of loans outstanding partially offset by a decrease in the average yield on the loan portfolio to 7.45% for the three months ended December 31, 1996, compared to 8.14% for the same period in 1995. Interest and dividends on investment securities increased by $36,000 or 135.43% for the three months ended December 31, 1996, compared to December 31, 1995. The increase was a result of an increase in the average dollar amount of investments outstanding of $2,329,000, offset by the decline in the weighted average rate to 7.03% for December 31, 1996, compared to 8.85% for December 31, 1995. Interest income on mortgage backed securities increased by $41,000 or 406.50% for the three months ended December 31, 1996, compared to December 31, 1995. The increase was primarily due to an increase in the average dollar amount outstanding of

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income - continued

$2,471,000, offset in part by a decrease in the average yield to 6.79% for the three months ended December 31, 1996, compared to 7.61% for the same period in 1995. The decline in the average yield is the result of purchasing $2.6 million in mortgage backed securities at a lower yielding rate, than those previously on the books. Other interest income increased by $50,000 or 53.19% for the three months ended December 31, 1996, compared to the same period in 1995. The increase was primarily due to the increase in the average dollar amount of other interest-earning assets outstanding of $355,000, combined with an increase in the weighted average rate of 6.51% for December 31, 1996, compared to 4.36% for December 31, 1995.

     The weighted average yield on interest-earning assets was 7.33% for the three months ended December 31, 1996, compared to 7.75% for the same period in 1995.

Interest Expense

      Total interest expense for the three months ended December 31, 1996 was $806,000, compared to $877,000 for the same period in 1995, a decrease of $71,000 or 8.10%. Interest on deposits decreased by $71,000 or 8.13% for the three months ended December 31, 1996, compared to December 31, 1995. The decrease resulted from a decrease in the average dollar amount of deposits of $2,527,000 as depositors withdrew funds to purchase stock during Heritage's stock conversion, and a withdrawal of maturing certificates of deposit by depositors for investment in higher yielding mutual funds and a decrease in the weighted average rate paid. Other interest expense did not change significantly for the three month period.

      The weighted average rate paid on interest-bearing liabilities was 4.49% for the three months ended December 31, 1996, as compared to 4.72% for December 31, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for Loan Losses

      The provision for loan losses for December 31, 1996 was $16,000, compared to $12,000 for 1995, an increase of $4,000 or 33.33%. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At December 31, 1996, the allowance represented .26% of loans receivable, as compared to .21% at December 31, 1995. The allowance for loan losses decreased as a percentage of nonperforming loans to 53.28% at December 31, 1996 from 77.26% at December 31, 1995.

 Other Non-Interest Income

      Other income for the three months ended December 31, 1996 was $33,000, compared to $41,000 for the same period in 1995, with a decrease of $8,000 or 19.51%. The decrease was due to a decrease in miscellaneous income of $11,000 or 47.38% as a result of an insurance recovery for storm damage in the period ended December 31, 1995. This was offset by an increase of $3,000 or 16.67% in fees and charges on loans and fees on transaction accounts.

 Non-Interest Expense

      Total non-interest expense for the three months ended December 31, 1996 was $657,000, compared to $515,000 for December 31, 1995, representing an increase of $142,000 or 27.57%. The increase for the three month period was the result of increases in salaries and related expenses, occupancy and professional services.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-Interest Expense - Continued

Those increases were partially offset by decreases in SAIF deposit insurance premiums, depreciation of equipment and advertising. The rate of SAIF deposit insurance premiums is expected to decline by approximately 70% from the rate in effect prior to September 30, 1996. Salaries and related expense increased as a result of the adoption of the Employee Stock Ownership Plan ("ESOP") and the implementation of the Management Stock Bonus Plan ("MSBP"). These expenses are expected to continue to increase in future periods as a result of increases in those benefits and revisions to the Savings Bank's pension plan required by the Retirement Protection Act. Professional services increased primarily as a direct result of the stock conversion, which resulted in additional services being required for filings with the Securities and Exchange Commission and also with the implementation of the ESOP and MSBP.

Income Taxes

     The Company's income tax expense for the three months ended December 31, 1996 was $104,000, compared to $84,000 for the three months ended December 31, 1995, an increase of $20,000 or 23.81%. The increase was primarily the result of an increase in pretax income.

Liquidity and Capital Resources

      The Company is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Savings Bank's liquidity ratio was 7.03% at December 31, 1996 and 10.5% at September 30, 1996.

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

      Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. For the three month period ended December 31, 1996, management used a portion of cash flows from Federal Home Loan Bank advances, securities purchased under agreement to resell and cash to fund loan originations and deposit outflows. Management believes it has ample cash flows and liquidity to meet its loan commitments in the amount of $754,500 as of December 31, 1996. The Bank has the ability to reduce its commitments for new loan originations and to adjust other cash outflows.

      Under the regulatory capital requirements of the Office of Thrift Supervision ("OTS"), savings banks are required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of stock and retained earnings computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets plus off-balance-sheet items multiplied by the appropriate risk weights).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

      The Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 was signed into law on December 19, 1991, and regulations implementing the prompt corrective action provisions became effective on December 12, 1992. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". Institutions categorized as "undercapitalized" or lower are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage capital ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At December 31, 1996, the Bank met the criteria required to be considered "well capitalized" under this regulation.

      The following table presents the Bank's capital position based on the December 31, 1996 financial statements.


                                                                                     To Be Well
                                                                                  Capitalized Under
                                                           For Capital            Prompt Corrective
                                  Actual                Adequacy Purposes         Action Provisions
                          ----------------------      --------------------      ---------------------
                             Amount          %          Amount         %          Amount          %
                             ------         ---         ------        ---         ------         ---
Tangible (A)              $14,620,104      15.3%      $1,429,389      1.5%      $4,764,630       5.0%
Core (B)                   14,620,104      15.3%       2,858,778      3.0%       2,978,580       6.0%
Risk-weighted (C)          14,825,104      29.9%       3,971,440      8.0%       4,964,300      10.0%


(A)  Percentage of capital to assets at December 31, 1996.
(B) Percentage of capital to assets at December 31, 1996 for actual and capital adequacy purposes and percentage of capital to risk- weighted assets to be well capitalized under prompt corrective action provisions.
(C) Percentage of capital to risk-weighted assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

      The following table presents the calculation of risk-based capital and tangible assets used to determine the Bank's capital position.

                                                       Current Requirements
Total stockholders' equity                                  $22,518,134
    Less:  Non-allowable items
Equity of parent company                                      7,896,030
Goodwill and other intangible assets                              2,000
                                                             ----------
Tangible and core capital                                    14,620,104
             General valuation allowance                        205,000
                                                             ----------
Risk-based capital                                          $14,825,104
                                                             ==========

Total assets   $95,861,528
   Add: pro-rata share of non-consolidated
         subsidiary                                              11,000
    Less: Non-includable
Asset of parent company                                         577,935
Goodwill and other intangible assets                              2,000
                                                             ----------
Tangible and adjusted tangible assets                       $95,292,593
                                                             ==========

Risk-weighted assets                                        $49,643,000
                                                             ==========

      The OTS has adopted an interest rate component to the regulatory capital requirements. The rule requires additional capital to be maintained if the Bank's interest rate risk exposure, measured by the decline in the market value of the Bank's net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of December 31, 1996, the rule is not yet in effect and the Bank is not subject to the interest rate risk requirement.

      For the purpose of granting to eligible savings account holders a priority in the event of future liquidation, the Bank established a special account at the time of conversion to the stock form of ownership in an amount equal to its total retained earnings at December 31, 1995. In the event of future liquidation of the Bank (and only in such an event), an eligible account holder who continues to maintain his savings account shall be entitled to receive a distribution from the special account. The amount

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

of the special account will be decreased in an amount proportionately corresponding to decreases in the savings account balances of eligible account holders on each subsequent annual determination date. The balance of the special account at December 31, 1996 is included in retained earnings. No dividends may be paid to the stockholders if such dividends would reduce regulatory capital of the Bank below the amount required for the special account.

      OTS regulations limit the payment of dividends and other capital distributions by the Bank. The Bank is able to pay dividends during a calendar year without regulatory approval to the extent of the greater of (i) an amount which will reduce by one-half its surplus capital ratio at the beginning of the year plus all its net income determined on the basis of generally accepted accounting principles for that calendar year or (ii) 75% of net income for the last four calendar quarters.

      The Bank is restricted in paying dividends on its stock to the greater of the restrictions described in the preceding paragraph, or an amount that would reduce its retained earnings below its regulatory capital requirement, the accumulated bad debt deduction, or the liquidation account described in the second preceding paragraph.

                                PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

             The registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2.      Changes in Securities

             Not applicable.

Item 3.      Defaults Upon Senior Securities

             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

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


                              WHG Bancshares Corporation



Date: February  10 , 1997     By:   /s/Peggy J. Stewart
               ----                 -------------------
                                    Peggy J. Stewart
                                    President and Chief Executive Officer
                                    (duly authorized officer)



Date: February  10 , 1997     By:   /s/Robin L. Taylor
               ----                 ------------------
                                    Robin L. Taylor
                                    Controller (chief accounting officer)