Form 10QSB
period 1997-03-31
WHG BANCSHARES CORP
filed 1997-05-12
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to           .
                               -----------    ----------

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


     Maryland                                             52-1953867
     --------                                             ----------
(State of incorporation                                (I.R.S. employer
 or organization)                                     identification no.)


1505 York Road, Lutherville, Maryland                        21093
-------------------------------------                        -----
     (Address of principal executive offices)             (zip code)


                                 (410) 583-8700
                                 --------------
                 Issuer"s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES      X                NO
                                  ---                    ---
    Number of shares of Common Stock outstanding as of May 5, 1997: 1,462,107

Transitional Small Business Disclosure Format (check one)

                          YES                       NO    X
                                  ---                    ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                  Pages
                                                                                                  -----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements....................................................................3

         Consolidated statements of financial condition at March 31, 1997
         (unaudited) and September 30, 1996...........................................................3

         Consolidated statements of operations (unaudited) for six months and three months
         Ended March 31, 1997 and March 31, 1996......................................................4

         Consolidated statements of cash flows (unaudited) for the six months
         Ended March 31, 1997 and March 31, 1996....................................................5-6

         Notes to financial statements..............................................................7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation............................9-18


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings......................................................................19

     Item 2.  Changes in Securities..................................................................19

     Item 3.  Defaults upon Senior Securities........................................................19

     Item 4.  Submission of Matters to a Vote of Security-Holders....................................19

     Item 5.  Other Information......................................................................19

     Item 6.  Exhibits and Reports on Form 8-K.......................................................19

Signatures...........................................................................................20

                          PART I. FINANCIAL INFORMATION

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                      March 31,       September 30,
                                                                      ---------       -------------
                                                                        1997              1996
                                                                        ----              ----
                                                                    (Unaudited)
        Assets
        ------
Cash                                                                $   302,938       $ 1,583,482
Interest bearing deposits in other banks                              3,875,503         4,076,776
Federal funds sold                                                    2,289,440         2,427,851
Securities purchased under agreements to resell                          -              2,000,000
Other investments - (fair value $5,348,361 and
 $2,385,000, respectively)                                            5,500,000         2,500,000
Mortgage backed securities - (fair value $2,782,420
 and $2,884,212, respectively)                                        2,946,376         3,021,998
Loans receivable - net                                               78,569,443        75,736,786
Accrued interest receivable - loans                                     369,525           373,792
                            - investments                               107,941            62,755
                            - mortgage backed
                               securities                                16,589            17,030
Premises and equipment - net                                            714,096           734,443
Federal Home Loan Bank of Atlanta stock, at cost                        753,200           682,800
Investment in and loans to affiliated corporation                     2,775,000         2,825,000
Prepaid income taxes                                                      5,198             5,198
Deferred income taxes                                                    71,431           273,589
Other assets                                                            161,494           206,614
                                                                     ----------        ----------

Total assets                                                        $98,458,174       $96,528,114
                                                                     ==========        ==========
     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
-----------
   Deposits                                                         $71,292,746       $72,100,572
   Federal Home Loan Bank advance                                     4,000,000            -
   Advance payments by borrowers for taxes
    and insurance                                                     1,417,211           322,610
   Income taxes payable                                                  93,687           237,456
   Other liabilities                                                    102,948           621,419
                                                                     ----------        ----------
Total liabilities                                                    76,906,592        73,282,057

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,539,059 and
    1,620,062 shares                                                    153,906           162,006
   Additional paid-in capital                                        13,444,140        15,403,857
   Retained earnings (substantially restricted)                       9,119,972         8,911,434
                                                                     ----------        ----------
                                                                     22,718,018        24,477,297
   Employee Stock Ownership Plan                                     (1,166,436)       (1,231,240)
                                                                     ----------        ----------
Total stockholders' equity                                           21,551,582        23,246,057
                                                                     ----------        ----------

Total liabilities and stockholders' equity                          $98,458,174       $96,528,114
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                  For Six Months Ended            For Three Months Ended
                                                       March 31,                       March 31,
                                                -----------------------        --------------------------
                                                   1997            1996            1997           1996
                                                   ----            ----            ----           ----
Interest and fees on loans                      $2,925,285      $2,856,335      $1,476,835     $1,414,687
Interest on mortgage backed securities             101,109          45,221          50,216         35,172
Interest and dividends on investment
 securities                                        170,190          54,284         108,414         28,037
Other interest income                              265,095         220,601         121,385        126,515
                                                 ---------       ---------       ---------      ---------

Total interest income                            3,461,679       3,176,441       1,756,850      1,604,411

Interest on deposits                             1,579,665       1,754,902         778,024        882,059
Interest on short-term borrowings                   44,151          21,828          39,667         18,083
                                                 ---------       ---------       ---------      ---------

Total interest expense                           1,623,816       1,776,730         817,691        900,142
                                                 ---------       ---------       ---------      ---------
Net interest income                              1,837,863       1,399,711         939,159        704,269
Provision for loan losses                           30,644          26,786          15,000         15,000
                                                 ---------       ---------       ---------      ---------
Net interest income after provision
 for loan losses                                 1,807,219       1,372,925         924,159        689,269

Non-Interest Income
   Fees and charges on loans                        14,622          13,540           6,918          6,888
   Fees on transaction accounts                     22,321          24,117           8,989         12,638
   Other income                                     24,114          34,270          12,025         11,618
                                                 ---------       ---------       ---------      ---------
Total non-interest income                           61,057          71,927          27,932         31,144
Non-Interest Expenses
   Salaries and related expenses                   802,575         575,209         381,879        268,988
   Occupancy                                        84,295          71,881          40,128         37,836
   SAIF deposit insurance premium                   44,853          88,333          11,623         43,575
   Depreciation of equipment                        23,889          37,520          11,615         17,894
   Advertising                                      16,875          24,705          11,540          9,276
   Data processing costs                            38,254          39,365          20,158         20,734
   Professional services                            85,299          25,385          39,380         11,409
   Other expenses                                  171,330         142,317          94,199         80,388
                                                 ---------       ---------       ---------      ---------
Total non-interest expenses                      1,267,370       1,004,715         610,522        490,100
                                                 ---------       ---------       ---------      ---------

Income before tax provision                        600,906         440,137         341,569        230,313

Provision for income taxes                         242,889         169,982         138,662         85,596
                                                 ---------       ---------       ---------      ---------

Net income                                      $  358,017      $  270,155      $  202,907     $  144,717
                                                 =========       =========       =========      =========

Net income per share                            $      .24      $   N/A         $      .14     $   N/A
                                                 =========       =========       =========      =========

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                  For Six Months Ended
                                                                        March 31,
                                                                  ----------------------
                                                                  1997              1996
                                                                  ----              ----
Operating Activities
--------------------
    Net income                                               $    358,017    $    270,155
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
    ------------------------------------------
        Amortization of discount on mortgage backed
         securities                                                  (413)           (178)
        Amortization of deferred loan fees                        (93,863)        (85,005)
        Loan fees deferred                                         43,937          25,591
        Decrease in discount on loans purchased                   (10,031)        (13,186)
        Other amortization                                           --           (21,783)
        Provision for loan losses                                  30,644          26,786
        Non-cash compensation under stock-based
         benefit plans                                            164,581            --
        Increase in accrued interest receivable                   (40,478)         (2,307)
        Provision for depreciation                                 30,112          41,575
        Decrease in deferred income tax asset                     202,158           3,848
        Increase in deferred income tax liabilities                  --            23,380
        Decrease in other assets                                   45,122          23,267
        Increase (decrease) in accrued interest payable ..            149            (399)
        Decrease in income taxes payable                         (143,769)         (3,247)
        Decrease in other liabilities                            (518,471)        (76,672)
        Increase in checks outstanding and overnight funds
         invested in excess of bank balance                          --        13,924,610
                                                             ------------    ------------
           Net cash provided by operating activities               67,695      14,136,435


Cash Flows from Investment Activities
-------------------------------------
    Proceeds from maturing interest bearing deposits              783,000       1,076,000
    Purchases of interest bearing deposits                       (336,583)       (786,000)
    Decrease in securities purchased under agreement
     to resell                                                  2,000,000            --
    Purchase of other investments                              (3,000,000)     (1,500,000)
    Puurchase of mortgage backed  securities                         --        (2,614,902)
    Principal  collected  on mortgage  backed
      securities                                                   76,035          46,697
    Net increase in shorter term loans                           (239,846)        (22,410)
    Longer term loans  originated or acquired                  (5,269,574)     (7,079,102)
    Principal collected on longer term loans                    2,706,076       6,470,903
    Investment in premises and  equipment                          (9,765)         (2,212)
    Purchase of stock in Federal Home Loan Bank
     of Atlanta                                                   (70,400)         (3,000)
    Decrease on investments in and loans to
     joint ventures                                                50,000         150,000
                                                               ----------      ----------
           Net cash used by investment activities              (3,311,057)     (4,264,026)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                       For Six Months Ended
                                                                             March 31,
                                                                       -----------------------
                                                                        1997              1996
                                                                        ----              ----
Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money
     market, passbook accounts and advances by
     borrowers for taxes and insurance                                $ 1,418,854     $ 1,537,620
    Net decrease in certificates of deposit                            (1,132,228)     (3,282,832)
    Net increase in short-term borrowings                               4,000,000            --
    Sale of common stock                                                     --        15,580,740
    Employee Stock Ownership Plan Obligation                                 --        (1,296,040)
    Management Stock Bonus Plan                                          (882,927)           --
    Dividends on stock                                                   (149,479)           --
    Stock redemption                                                   (1,184,669)           --
                                                                     ------------    ------------
           Net cash provided by financing activities                    2,069,551      12,539,488
                                                                     ------------    ------------

(Decrease) increase in cash and cash equivalents                       (1,173,811)     22,411,897
Cash and cash equivalents at beginning of period                        7,305,109       7,880,281
                                                                     ------------    ------------
Cash and cash equivalents at end of period                            $ 6,131,298     $30,292,178
                                                                     ============    ============

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------

    Cash                                                             $    302,938    $   467,906
    Interest bearing deposits in other banks                            3,875,503      8,184,412
    Federal funds sold                                                  2,289,440     22,425,860
                                                                     ------------    -----------
    Balance of cash items reflected on
     Statement of Financial condition                                   6,467,881     31,078,178

        Less - certificates of deposit with original
                maturities of more than
                three months that are included in interest
                bearing deposits in other banks                           336,583        786,000
                                                                     ------------    ------------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                              $ 6,131,298    $ 30,292,178
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
    Cash paid during the period for:

        Interest                                                      $ 1,623,667    $  1,777,129
                                                                     ============    ============

        Taxes                                                         $   184,500    $    146,000
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

Note 2 - Business
         --------

     The Bank's primary business activity is accepting deposits from the general public and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Note 5 - Earnings Per Share
         ------------------

     Earnings per share of common stock for the six and three months ended March 31, 1997 is computed by dividing net income by 1,498,475 and 1,497,835, respectively, the weighted average number of shares of common stock outstanding for the six and three months. Included in this amount for the Employee Stock Ownership Plan are only the shares that have been allocated.

     Earnings per share amounts for the six and three month period ended March 31, 1996 have not been presented because the Bank had not converted to stock form as of December 31, 1995.

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 6 - Reclassification
         ----------------

     Certain prior periods' amounts have been reclassified to confirm to the current period's method of presentation.

Note 7 - Recent Accounting Pronouncements
         --------------------------------

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

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

       Total assets of the Company were $98,458,000 as of March 31, 1997, compared to $96,528,000 as of September 30, 1996, an increase of $1,930,000 or 2.0%. The increase was primarily attributable to an increase in investment securities of $3,000,000 or 120% and an increase in loans of $2,833,000 or 3.74%. These increases exceeded a decrease in the total amount of cash, interest-bearing deposits in other banks and federal funds sold of $1,620,000 or 20.03% and a decrease in securities purchased under agreement to resell of $2,000,000 or 100%. The changes were the result of management of the Company borrowing money and transferring assets into higher yielding items.
       Total liabilities of the Company were $76,907,000 as of March 31, 1997, compared to $73,282,000 as of September 30, 1996, an increase of $3,625,000 or 4.95%. The increase was due to an increase in Federal Home Loan Bank ("FHLB of Atlanta") advances of $4,000,000 and advance payments by borrowers for taxes and insurance of $1,095,000 or 339.00%. This was offset by a decrease in deposits of $808,000 or 1.12%, a decrease of $518,000 or 83.41% in other liabilities and a decrease in income taxes payable of $144,000 or 60.76%. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September.
       Stockholders' equity was $21,552,000 as of March 31, 1997, compared to $23,246,000 as of September 30 1996, a decrease of $1,694,000. The decrease was primarily the result of a decrease in common stock and additional paid-in capital as a result of the repurchase of 81,003 shares of stock in the approximate amount of $1,185,000 and the Bank funding the acquisition of 64,802 shares of common stock in the approximate amount of $845,000 for the trust of the Management Stock Bonus Plan ("MSBP"). The decrease was also affected by the payment of dividends and was partially off-set by net income for the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

General

       Net income for the six and three months ended March 31, 1997 was $358,000 and $203,000, respectively, as compared to $270,000 and $145,000 for the same period in 1996, an increase of $88,000 or 32.59% and $58,000 or 40.0% for the six and three month periods, respectively. The increases in net income were primarily the result of increases in net interest income off-set by a decrease in other income and increases in total non-interest expenses and provision for income taxes.
       Net interest income for the six and three months ended March 31, 1997 were $1,838,000 and $939,000, respectively, as compared to $1,400,000 and $704,000 for the same periods in 1996, an increase of $438,000 or 31.29% and $235,000 or 33.38%, respectively. The increases were primarily due to an increase in interest rate spread to 2.89% and 2.95% for the six and three months ended March 31, 1997, as compared to 2.59% and 2.20% for the same periods in 1996.
     The Savings Bank's net interest income is sensitive to changes in interest rates, as the rates paid on its interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates.

Interest Income

       Total interest income for the six and three months ended March 31, 1997 was $3,462,000 and $1,757,000, respectively, compared to $3,176,000 and
$1,604,000 for the same periods in 1996, an increase of $286,000 or 9.01% and $153,000 or 9.54%, respectively. Interest on loans increased by $69,000 or 2.42% and $62,000 or 4.38% during the six and three months ended March 31, 1997, compared to the same respective periods in 1996. These increases were attributable to $7,716,000 and $8,506,000 increases in the average balance of loans outstanding for the six and three month

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income - continued

periods ended March 31, 1997, respectively, partially off-set by a decrease in the average yield on the loan portfolio to 7.48% and 7.50% for those periods, compared to 8.10% and 8.05% for the same periods in 1996. Interest income on mortgage backed securities increased $56,000 or 124.44% and $15,000 or 42.86% for the six and three months ended March 31, 1997, compared to the same respective periods in 1996. The increases are primarily due to increases in the average dollar amount outstanding of $1,426,000 and $381,000, respectively, and an increase in the average yield to 6.79% for both periods compared to 5.82% and 5.46% for the same periods in 1996. Interest and dividends on investment securities increased $116,000 or 214.81% and $80,000 or 285.71% for the six and three month periods ended March 31, 1997, respectively, compared to the same respective periods in 1996. The increases were the result of increases of $3,086,000 and $3,842,000 in the average dollar amount of investments outstanding for the six and three month periods ended March 31, 1997, respectively. This was due to purchases of investment securities of approximately $3,000,000. Other interest income for the six and three months ended March 31, 1997 was $265,000 and $121,000, compared to $221,000 and
$127,000 for the same respective periods in 1996, an increase of $44,000 or 19.91% and a decrease of $6,000 or 4.72%. The increase for the six month period resulted from an increase in the average yield of 2.73%, off-set by a 32.59% decrease in the average dollar amount of other interest-earning assets. The decrease for the three month period resulted from a decrease in the average dollar amount of $8,460,000, off-set by an increase in the average yield of 2.86%.
       The weighted average yield on interest-earning assets was 7.33% for both the six and three month periods ended March 31, 1997, as compared to 7.35% and 7.01% for each of the same periods in 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense

       Total interest expense for the six and three months ended March 31, 1997 was $1,624,000 and $818,000, respectively, compared to $1,777,000 and $900,000 for the same respective periods in 1996, a decrease of $153,000 or 8.61% and $82,000 or 9.11%. Interest on deposits decreased $175,000 or 9.97% and $104,000 or 11.79% for the six and three months ended March 31, 1997. The decreases resulted primarily from decreases in the average dollar amount of deposits of $2,413,000 and $2,299,000, respectively, as depositors withdrew funds to purchase stock during Heritage's stock conversion, and a withdrawal of maturing certificates of deposit by depositors for investment in higher yielding mutual funds. Decreases in the average yield paid to 4.43% and 4.36% for the six and three month periods, compared to 4.76% and 4.79% for the same periods in 1996, also attributed to the decrease. This decrease in yields is due primarily to higher rate certificates of deposit maturing and repricing at lower rates. Other interest expense increased by $22,000 for both the six and three months ended March 31, 1997, compared to the same periods in 1996. The increase resulted from increases in the average dollar amount of $987,000 or 113.58% and $1,973,000 or 154.99%, respectively, due to a $4,000,000 increase in Federal Home Loan Bank advances to fund the purchase of investment securities and the repurchase of stock. This was off-set by a .27% and .79% decrease in the weighted average rate paid.

     The weighted average rates paid on interest-bearing liabilities were 4.44% and 4.38% for the six and three months ended March 31, 1997, respectively, as compared to 4.76% and 4.81% for the same periods in 1996.

Provision for Loan Losses

       The provision for loan losses for the six and three month periods ended March 31, 1997 was $31,000 and $15,000, respectively, as compared to $27,000 and $15,000 for the same respective periods in 1996. This was an increase of $4,000 or 14.81% for the six month period and the amount was unchanged for the three month period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Provision for Loan Losses - continued

       Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At March 31, 1997, the allowance represented .28% of loans receivable, as compared to .23% at March 31, 1996. The allowance for loan losses increased as a percentage of nonperforming loans to 57.56% at March 31, 1997, from 42.33% at March 31, 1996.

Other  Non-Interest Income

       Other income for the six and three months ended March 31, 1997 was $61,000 and $28,000, respectively, compared to $72,000 and $31,000 for the same respective periods in 1996, decreases of $11,000 or 15.28% and $3,000 or 9.68%. The decrease for the six month period was due to a decrease in miscellaneous income of $10,000 or 29.41% as a result of an insurance recovery for storm damage in the period ended March 31, 1996, and slight decreases in fees and charges on loans and fees on transaction accounts. The decrease in the three month period is due to a decrease in fees on transaction accounts of $4,000 or 30.77%, off-set by an increase in fees and charges on loans and other income of $1,000 or 5.40%.

 Non-Interest Expense

       Total non-interest expense for the six and three months ended March 31, 1997 were $1,267,000 and $611,000, respectively, compared to $1,005,000 and
$490,000 for the same respective periods in 1996, increases of $262,000 or 26.07% and $121,000 or 24.69%, respectively. The increases for the six and three month periods were the result of increases in salaries and related expenses, occupancy, professional services and other expenses. Those increases were partially off-set by decreases

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-Interest Expense - Continued

in SAIF deposit insurance premiums, depreciation of equipment and advertising. Salaries and related expense increased as a result of the adoption of the Employee Stock Ownership Plan ("ESOP") and the implementation of the Management Stock Bonus Plan ("MSBP"). These expenses are expected to continue to increase in future periods as a result of increases in those benefits and revisions to the Savings Bank's pension plan required by the Retirement Protection Act. Professional services increased primarily as a direct result of the stock conversion, which resulted in additional services being required for filings with the Securities and Exchange Commission and also with the implementation of the ESOP and MSBP. The rate of SAIF deposit insurance premiums declined by approximately 70% from the rate in effect prior to December 31, 1996.

Income Taxes

       The Company's income tax expense for the six and three months ended March 31, 1997 was $243,000 and $139,000, respectively, compared to $170,000 and
$86,000 for the same periods in 1996, representing increases of $73,000 or 42.94% and $53,000 or 61.63%, respectively. The increases were primarily the result of an increase in pretax income.

Liquidity and Capital Resources

       The Company is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Savings Bank's liquidity ratio was 7.47% at March 31, 1997 and 10.5% at September 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

       The Bank's sources of liquidity have historically included principal and interest payments on loans and securities, maturities of investment securities, deposit inflows, collateralized borrowings from the FHLB of Atlanta and operations. The Bank invests excess funds in overnight deposits, which not only serve as liquidity, but also earn interest as income until funds are needed to meet required loan funding.
       Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. For the three month period ended December 31, 1996, management used a portion of cash flows from Federal Home Loan Bank advances, securities purchased under agreement to resell and cash to fund loan originations and deposit outflows. Management believes it has ample cash flows and liquidity to meet its loan commitments in the amount of $1,512,000 as of March 31, 1997. The Bank has the ability to reduce its commitments for new loan originations and to adjust other cash outflows.
       Under the regulatory capital requirements of the Office of Thrift Supervision ("OTS"), savings banks are required to maintain minimal capital requirements by satisfying three capital standards: a tangible capital requirement, a leverage ratio requirement and a risk-based capital requirement. Under the tangible capital requirement, the Bank's tangible capital (the amount of stock and retained earnings computed under generally accepted accounting principles) must be equal to 1.5% of adjusted total assets. Under the leverage ratio requirement, the Bank's core capital must be equal to 3.0% of adjusted total assets. In addition, under the risk-based capital requirement, the Bank must maintain core and supplemental capital (core capital plus any general loss reserves) equal to 8% of risk-weighted assets (total assets plus off-balance-sheet items multiplied by the appropriate risk weights).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

       The Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 was signed into law on December 19, 1991, and regulations implementing the prompt corrective action provisions became effective on December 12, 1992. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". Institutions categorized as "undercapitalized" or lower are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage capital ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At March 31, 1997, the Bank met the criteria required to be considered "well capitalized" under this regulation.
       The following table presents the Bank's capital position based on the March 31, 1997 financial statements.

                                                                            To Be Well
                                                                         Capitalized Under
                                                    For Capital          Prompt Corrective
                             Actual              Adequacy Purposes       Action Provisions
                   ----------------------     ----------------------    --------------------
                      Amount          %          Amount         %         Amount        %
                      ------          -          ------         -         ------        -
Tangible (1)       $14,846,607     15.16%     $ 1,469,349     1.50%     $   N/A        N/A
Tier I capital (2)  14,846,607     31.55%          N/A         N/A       2,823,600    6.00%
Core (1)            14,846,607     15.16%       2,938,698     3.00%      4,897,829    5.00%
Risk-weighted (2)   15,066,607     32.02%       3,764,800     8.00%      4,706,000   10.00%

(1)  To adjusted total assets.
(2)  To risk-weighted assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

       The following table presents the calculation of risk-based capital and tangible assets used to determine the Bank's capital position.

                                          Current Requirements
                                          --------------------
Total stockholders' equity                    $21,551,582
    Less:  Non-allowable items
Equity of parent company                        6,702,975
Goodwill and other intangible assets                2,000
                                              -----------
Tangible and core capital                      14,846,607
                General valuation allowance       220,000
                                              -----------
Risk-based capital                            $15,066,607
                                              ===========

Total assets                                  $98,458,174
    Less: Non-includable
Asset of parent company                           499,588
Goodwill and other intangible assets                2,000
                                              -----------
Tangible and adjusted tangible assets         $97,956,586
                                              ===========

Risk-weighted assets                          $47,060,000
                                              ===========

       The OTS has adopted an interest rate component to the regulatory capital requirements. The rule requires additional capital to be maintained if the Bank's interest rate risk exposure, measured by the decline in the market value of the Bank's net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of March 31, 1997, the rule is not yet in effect and the Bank is not subject to the interest rate risk requirement.
       For the purpose of granting to eligible savings account holders a priority in the event of future liquidation, the Bank established a special account at the time of conversion to the stock form of ownership in an amount equal to its total retained earnings at December 31, 1995. In the event of future liquidation of the Bank (and only in such an event), an eligible account holder who continues to maintain his savings account shall be entitled to receive a distribution from the special account. The amount

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

of the special account will be decreased in an amount proportionately corresponding to decreases in the savings account balances of eligible account holders on each subsequent annual determination date. The balance of the special account at March 31, 1997 is included in retained earnings. No dividends may be paid to the stockholders if such dividends would reduce regulatory capital of the Bank below the amount required for the special account.
       OTS regulations limit the payment of dividends and other capital distributions by the Bank. The Bank is able to pay dividends during a calendar year without regulatory approval to the extent of the greater of (i) an amount which will reduce by one-half its surplus capital ratio at the beginning of the year plus all its net income determined on the basis of generally accepted accounting principles for that calendar year or (ii) 75% of net income for the last four calendar quarters.
       The Bank is restricted in paying dividends on its stock to the greater of the restrictions described in the preceding paragraph, or an amount that would reduce its retained earnings below its regulatory capital requirement, the accumulated bad debt deduction, or the liquidation account described in the second preceding paragraph.

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

Item 4. Submission of Matters to a Vote of Security Holders

           On January 21, 1997, the annual meeting of stockholders was held to consider and vote upon the election of 10 directors of the registrant. All ten directors were elected:


          Nominee                    Votes For          Votes Withheld
    ---------------------------      ---------          --------------



    Herbert A. Davis                 1,393,590             23,546

    D. Edward Lauterbach, Jr.        1,393,590             23,546

    August J. Seifert                1,390,735             26,401

    Herbert W. Spath                 1,393,590             23,546

    Philip W. Chase, Jr.             1,393,590             23,546

    Edwin C. Muhly, Jr.              1,393,590             23,546

    Peggy J. Stewart                 1,393,590             23,546

    Urban P. Francis, Jr.            1,393,590             23,546

    John E. Lufburrow                1,393,590             23,546

    Hugh P. McCormick                1,393,590             23,546



Item 5. Other Information

                Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)        Not applicable.

     (b) A Form 8-K (Items 5 and 7) concerning repurchases of stock and dated March 18, 1997 was filed during the quarter.
                A Form 8-K (Items 5 and 7) concerning repurchases and six month earnings and dated April 15, 1997 was filed after the end of the quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WHG Bancshares Corporation


Date:   May  5 , 1997        By:    /s/Peggy J. Stewart
            ---                     -------------------
                                    Peggy J. Stewart
                                    President and Chief Executive Officer
                                    (duly authorized officer)


Date:   May  5 , 1997        By:    /s/Robin L. Taylor
            ---                     ------------------
                                    Robin L. Taylor
                                    Controller (chief accounting officer)