Form 10QSB
period 1997-06-30
WHG BANCSHARES CORP
filed 1997-08-04
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                               ----------    ----------

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


      Maryland                                           52-1953867
-----------------------                                  ----------
(State of incorporation                               (I.R.S. employer
 or organization)                                    identification no.)


1505 York Road, Lutherville, Maryland                       21093
-------------------------------------                    ----------
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

                 YES      X                NO
                         ---                  ---

   Number of shares of Common Stock outstanding as of July 29, 1997: 1,462,107

Transitional Small Business Disclosure Format (check one)

                 YES                       NO  X
                         ---                  ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                                        Pages
                                                                                                                        -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements.........................................................................................3

           Consolidated statements of financial condition at June 30, 1997
           (unaudited) and September 30, 1996...............................................................................3

           Consolidated statements of operations (unaudited) for six months and three months
           Ended June 30, 1997 and June 30, 1996............................................................................4

           Consolidated statements of cash flows (unaudited) for the six months
           Ended June 30, 1997 and June 30, 1996..........................................................................5-6

           Notes to financial statements..................................................................................7-8

      Item 2.  Management's Discussion and Analysis or Plan of Operation.................................................9-18


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................................................................19

      Item 2.  Changes in Securities.......................................................................................19

      Item 3.  Defaults upon Senior Securities.............................................................................19

      Item 4.  Submission of Matters to a Vote of Security-Holders.........................................................19

      Item 5.  Other Information...........................................................................................19

      Item 6.  Exhibits and Reports on Form 8-K............................................................................19

Signatures.................................................................................................................20


                          PART I. FINANCIAL INFORMATION

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                     June 30             September 30,
                                                                                     -------             -------------
                                                                                       1997                  1996
                                                                                       ----                  ----
                                                                                    (Unaudited)
        Assets
        ------
Cash                                                                               $    617,600          $  1,583,482
Interest bearing deposits in other banks                                              3,215,642             4,076,776
Federal funds sold                                                                    4,455,528             2,427,851
Securities purchased under agreements to resell                                          -                  2,000,000
Other investments - fair value ($4,442,189 and
 $2,385,000, respectively)                                                            4,500,000             2,500,000
Mortgage backed securities - fair value ($2,830,145
 and $2,884,212, respectively)                                                        2,908,822             3,021,998
Loans receivable - net                                                               79,454,062            75,736,786
Accrued interest receivable - loans                                                     390,216               373,792
                            - investments                                               122,516                62,755
                            - mortgage backed
                               securities                                                16,366                17,030
Premises and equipment - net                                                            705,535               734,443
Federal Home Loan Bank of Atlanta stock, at cost                                        753,200               682,800
Investment in and loans to affiliated corporation                                     2,875,000             2,825,000
Prepaid income taxes                                                                      5,198                 5,198
Deferred income taxes                                                                    71,431               273,589
Other assets                                                                            144,222               206,614
                                                                                    -----------           -----------

Total assets                                                                       $100,235,338          $ 96,528,114
                                                                                    ===========           ===========

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
-----------
   Deposits                                                                        $ 73,431,719          $ 72,100,572
   Federal Home Loan Bank advance                                                     4,000,000                -
   Advance payments by borrowers for taxes
    and insurance                                                                     1,954,662               322,610
   Income taxes payable                                                                  35,112               237,456
   Other liabilities                                                                    110,135               621,419
                                                                                    -----------           -----------
Total liabilities                                                                    79,531,628            73,282,057

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock $.10 par value; authorized
    shares; issued and outstanding 1,462,107 and
    1,620,062 shares                                                                    146,211               162,006
   Additional paid-in capital                                                        12,407,093            15,403,857
Retained earnings (substantially restricted)                                          9,284,441             8,911,434
                                                                                    -----------           -----------
                                                                                     21,837,745            24,477,297

Employee Stock Ownership Plan Obligation                                             (1,134,035)           (1,231,240)
                                                                                    -----------           -----------
Total stockholders' equity                                                           20,703,710            23,246,057
                                                                                    -----------           -----------

Total liabilities and stockholders' equity                                         $100,235,338          $ 96,528,114
                                                                                    ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                              Lutherville, Maryland

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                For Nine Months Ended             For Three Months Ended
                                                                ---------------------             ----------------------
                                                                      June 30,                           June 30,
                                                                      --------                           --------
                                                              1997               1996               1997          1996
                                                              ----               ----               ----          ----
Interest and fees on loans                                 $4,432,860         $4,313,117         $1,507,575   $1,456,782
Interest on mortgage backed securities                        150,645             97,509             49,536       52,288
Interest and dividends on investment
 securities                                                   283,001            110,360            112,811       56,077
Other interest income                                         396,261            420,459            131,166      199,857
                                                            ---------          ---------          ---------    ---------

Total interest income                                       5,262,767          4,941,445          1,801,088    1,765,004

Interest on deposits                                        2,381,083          2,566,388            801,418      811,486
Interest on short-term borrowings                             106,359             24,592             62,210        2,764
                                                            ---------          ---------          ---------    ---------
Total interest expense                                      2,487,442          2,590,980            863,628      814,250
                                                            ---------          ---------          ---------    ---------

Net interest income                                         2,775,325          2,350,465            937,460      950,754
Provision for loan losses                                      45,644             41,786             15,000       15,000
                                                            ---------          ---------          ---------    ---------
Net interest income after provision for
 loan losses                                                2,729,681          2,308,679            922,460      935,754

Non-Interest Income
-------------------
   Fees and charges on loans                                   22,464             21,921              7,842        8,381
   Fees on transaction accounts                                34,812             37,830             12,491       13,713
   Other income                                                33,627             45,861              9,513       11,591
                                                            ---------          ---------          ---------    ---------
Total non-interest income                                      90,903            105,612             29,846       33,685

Non-Interest Expenses
---------------------
   Salaries and related expenses                            1,160,888            879,563            358,313      304,354
   Occupancy                                                  122,256            108,638             37,961       36,757
   SAIF deposit insurance premium                              56,477            131,069             11,624       42,736
   Depreciation of equipment                                   35,849             53,744             11,960       16,225
   Advertising                                                 32,706             33,316             15,831        8,610
   Data processing costs                                       56,662             57,795             18,408       18,430
   Other expenses                                             377,205            266,774            120,574       99,072
                                                            ---------          ---------          ---------    ---------
Total non-interest expenses                                 1,842,043          1,530,899            574,671      526,184
                                                            ---------          ---------          ---------    ---------

Income before tax provision                                   978,541            883,392            377,635      443,255

Provision for income taxes                                    389,214            337,565            146,325      167,583
                                                            ---------          ---------          ---------    ---------

Net income                                                 $  589,327         $  545,827         $  231,310   $  275,672
                                                            =========          =========          =========   ==========

Net income per share                                       $      .41         $   N/A            $      .17   $   N/A
                                                            =========          =========          =========    =========



The accompanying notes to consolidated financial statements are an integral partof these statements.

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                           For Nine Months Ended
                                                                                           ---------------------
                                                                                       June 30,              June 30,
                                                                                       --------              --------
                                                                                         1997                  1996
                                                                                         ----                  ----
Operating Activities
--------------------
     Net income                                                                     $   589,327           $   545,827
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Amortization of discount on mortgage backed
          securities                                                                       (619)                 (386)
         Amortization of deferred loan fees                                            (134,094)             (134,670)
         Loan fees deferred                                                              64,491               193,337
         Decrease in discount on loans purchased                                        (15,749)              (20,349)
         Other amortization                                                              -                    (30,675)
         Provision for loan losses                                                       45,644                41,786
         Non-cash compensation under stock-based
          benefit plans                                                                 248,806                -
         Increase in accrued interest receivable                                        (75,521)              (85,255)
         Provision for depreciation                                                      45,185                61,438
         (Increase) decrease in deferred income tax                                     202,158               (16,603)
         Increase in prepaid income taxes                                                -                    (16,699)
         Decrease in other assets                                                        62,392                52,879
         Decrease in accrued interest payable                                            (1,647)               (3,167)
         (Decrease) increase in income taxes payable                                   (202,344)               20,368
         Decrease in other liabilities                                                 (511,284)              (21,170)
                                                                                     ----------            ----------
              Net cash provided by operating activities                                 316,745               586,661


Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest bearing deposits                                   683,000             1,076,000
     Purchases of interest bearing deposits                                            (295,000)             (392,000)
     Decrease in securities purchased under an
      agreement to resell                                                             2,000,000                -
     Proceeds from maturing other investments                                         1,000,000               525,000
     Purchase of other investments                                                   (3,000,000)           (8,469,375)
     Purchase of mortgage backed securities                                              -                 (2,614,902)
     Principal collected on mortgage backed securities                                  113,795                94,163
     Net increase in shorter term loans                                                (126,398)             (246,571)
     Longer term loans originated or acquired                                        (8,317,894)          (16,319,043)
     Principal collected on longer term loans                                         4,766,724            11,881,343
     Investment in premises and equipment                                               (16,277)               (1,653)
     Purchase of stock in Federal Home Loan Bank
      of Atlanta                                                                        (70,400)               (3,000)
     (Increase) decrease on investment in and loans
      to joint ventures                                                                 (50,000)              150,000
                                                                                     ----------            ----------
              Net cash used by investment  activities                                (3,312,450)          (14,320,038)


                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                         For Nine Months Ended
                                                                                         ---------------------
                                                                                     June 30,              June 30,
                                                                                     --------              --------
                                                                                       1997                  1996
                                                                                       ----                  ----
Cash Flows from Financing Activities
------------------------------------
     Net increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                                             $ 1,403,341           $   952,443
     Net increase (decrease) in certificates of deposit                               1,561,501            (3,215,973)
     Net increase in short-term borrowings                                            4,000,000                -
     Sale of common stock                                                                -                 15,561,004
     Employee Stock Ownership Plan Obligation                                            -                 (1,296,040)
     Management Stock Bonus Plan                                                       (882,927)               -
     Dividends on stock                                                                (216,315)               -
     Stock redemption                                                                (2,281,234)               -
                                                                                     ----------            ----------
              Net cash provided by financing activities                               3,584,366            12,001,434
                                                                                     ----------            ----------

Increase (decrease) in cash and cash equivalents                                        588,661            (1,731,943)
Cash and cash equivalents at beginning of period                                      7,305,109             7,880,281
                                                                                     ----------            ----------

Cash and cash equivalents at end of period                                          $ 7,893,770           $ 6,148,338
                                                                                     ==========            ==========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------

     Cash                                                                           $   617,600           $ 1,120,890
     Interest bearing deposits in other banks                                         3,215,642             3,021,271
     Federal funds sold                                                               4,455,528             2,398,177
                                                                                     ----------            ----------
     Balance of cash items reflected on
      Statement of Financial Condition                                                8,288,770             6,540,338

         Less    - certificates of deposit with original maturities of more than three months that are included in interest
                 bearing deposits in other banks                                        395,000               392,000
                                                                                     ----------            ----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                                            $ 7,893,770           $ 6,148,338
                                                                                     ==========            ==========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the year for:

         Interest                                                                   $ 2,489,089           $ 2,594,147
                                                                                     ==========            ==========

         Taxes                                                                      $   390,500           $   344,000
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

Note 5 - Earnings Per Share
         ------------------

               Earnings per share of common stock for the nine and three months ended June 30, 1997 is computed by dividing net income by 1,453,865 and 1,372,881, respectively, the weighted average number of shares of common stock outstanding for the nine and three months. Included in this amount for the Employee Stock Ownership Plan are only the shares that have been allocated.

               Earnings per share amounts for the nine and three month periods ended June 30, 1996 have not been presented because the Bank had not converted to stock form as of December 31, 1995.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 6 - Reclassification
         ----------------

               Certain prior periods' amounts have been reclassified to conform to the current period's method of presentation.

Note 7 - Recent Accounting Pronouncements
         --------------------------------

               FASB  Statement on Earnings  Per  Share - In February  1997,  the
          Financial  Accounting  Standards  Board ("FASB")  issued  Statement of
          Financial Accounting Standards No. 128, which will become effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement establishes standards for computing and disclosing earnings per share for public companies with common stock or potential common stock. The impact of adopting this statement is not expected to be material to the Corporation's consolidated financial statements.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2

Financial Condition

        Total assets of the Corporation were $100,235,338 as of June 30, 1997, compared to $96,528,114 as of September 30, 1996, an increase of $3,707,224 or 3.84%. The increase was primarily attributable to an increase in other investments of $2,000,000 or 80% and an increase in loans of $3,717,276 or 4.91%. Increases were offset by a decrease in securities purchased under agreements to resell of $2,000,000 or 100%.

        Total liabilities of the Corporation were $79,531,628 as of June 30, 1997, compared to $73,282,057 as of September 30, 1996, an increase of $6,249,571 or 8.53%. The increase was due to an increase in Federal Home Loan Bank of Atlanta advances of $4,000,000 and an increase in advance payments by borrowers for taxes and insurance of $1,632,052. Deposits also increased by $1,331,147 or 1.85% for the nine month period ended June 30, 1997. The increases were partially offset by a decrease in income taxes payable of $202,344 and a decrease in other liabilities of $511,284.

        Stockholders' equity was $20,703,710 as of June 30, 1997, compared to $23,246,057 as of September 30, 1996, a decrease of $2,542,347 or 10.94%. The decrease was primarily the result of the Bank repurchasing 157,955 shares of common stock for approximately $2,300,000. The Bank also funded $845,000 for 64,802 common shares for the Trust of the Management Stock Bonus Plan ("MSBP"). The decreases were also affected by the payment of dividends of $216,315 and were offset by net income of $589,327 for the nine month period ended June 30, 1997.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

General

        Net income for the nine and three months ended June 30, 1997 was $589,327 and $231,310, respectively, as compared to $545,827 and $275,672 for the same period in 1996, an increase of $43,500 or 7.97% and a decrease of $44,362 or 16.09% for the nine and three month periods, respectively. An increase in net interest income in excess of an increase in non-interest expense primarily accounted for the increase in the nine month period while a decrease in net interest income and an increase in non-interest expense were the primary reasons for the decline for the three month period.

        Net interest income for the nine and three months ended June 30, 1997 was $2,775,325 and $937,460, respectively, as compared to $2,350,465 and $950,754 for the same periods in 1996, an increase of $424,860 or 18.08% for the nine month period ended June 30, 1997 and a decrease of $13,294 or 1.40% for the three month period ended June 30, 1997. The increase in the net interest income for the nine month period ended June 30, 1997 was attributable to an increase of $6,368,367 in the average interest-earning assets, partially offset by an increase in average interest-bearing liabilities of $928,563. The decline in net interest income for the three month period ended June 30, 1997 was attributable to greater interest expense from Federal Home Loan Bank advances and smaller average balances of other interest-earning assets held.

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

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income

        Total interest income for the nine and three months ended June 30, 1997 was $5,262,767 and $1,801,088, respectively, compared to $4,941,445 and
$1,765,004 for the same periods in 1996, an increase of $321,322 or 6.50% and $36,084 or 2.04%, respectively. Interest and fees on loans increased by $119,743 or 2.78% and $50,793 or 3.49% for the nine and three months ended June 30, 1997, compared to the same respective periods in 1996. Interest and fees on loans increases were attributable to higher average balances of loans receivable held of $7,079,567 and $5,806,640 for the nine and three month periods ended June 30, 1997, compared to the same periods for 1996. Increases in interest and fees on loans were offset by a decline in the yield by 52 basis points and 32 basis points for the nine and three month periods ended June 30, 1997, from the same periods in 1996. Interest income on mortgage backed securities increased by $53,136 or 54.49% for the nine month period ended June 30, 1997, compared to the same period for 1996, because the average balance for the respective period increased by $899,017 in 1997. Interest income on mortgage backed securities for the three month period ended June 30, 1997 decreased by $2,752, because of a decline in average balances held of $155,071 from the same period in 1996.

        Interest and dividends on investments increased by $172,641 or 156.43% and $56,734 or 101.17% to $283,001 and $112,811 for the nine and three month periods ended June 30, 1997, as compared to $110,360 and $56,077 for the same periods in 1996. The increase was attributable to a rise in both rates and average balances of investments held for the nine and three month periods ended June 30, 1997. Interest earned on other assets was $396,261 and $131,166 for the nine and three month periods ended June 30, 1997, respectively, a decrease of $24,198 or 5.76% and $68,691 or 34.37% from the same period in 1996. The decrease was attributable to significant declines in the average balances of other interest-earning assets held in 1997, compared to those balances held for the same period in 1996.

        The weighted average yield on interest-earning assets was 7.34% and 7.37% for the nine and three month periods ended June 30, 1997, as compared to 7.39% and 7.44% for the same periods in 1996.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense

        Total interest expense for the nine and three month periods ended June 30, 1997 was $2,487,442 and $863,628, compared to $2,590,980 and $814,250 for the same respective periods in 1996, a decrease of $103,538 or 4.00% for the nine month period and an increase of $49,378 or 6.06% for the three month period. Total interest expense decreased for the nine month period ended June 30, 1997, compared to the same nine month period in 1996, because the average rates paid on deposits declined by 24 basis points.

        The increase for the three month period was attributable to an increase in interest paid for short-term borrowing, as the Bank borrowed $4,000,000 from the Federal Home Loan Bank of Atlanta to fund loans and investments.

        The weighted average rates paid on interest-bearing liabilities were 4.43% and 4.41% for the nine and three month periods ended June 30, 1997, respectively, as compared to 4.67% and 4.48% for the same periods in 1996.

Provision for Loan Losses

        The provision for loan losses for the nine and three month periods ended June 30, 1997 was $45,644 and $15,000 respectively, as compared to $41,786 and $15,000 for the same periods in 1996. The amount increased by $3,858 or 9.23% for the nine month period and did not change for the three month period. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio and the relative status of the real estate market and the economy in general. The Corporation has historically experienced a limited amount of loan charge-offs and delinquencies. At June 30, 1997, the allowance represented .30% of total loans receivable. The allowance for loan losses as a percentage of loans delinquent ninety days or more was 80.54%.

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-Interest Income

        Other income for the nine and three month periods ended June 30, 1997 was $90,903 and $29,846, respectively, compared to $105,612 and $33,685 for the same respective periods in 1996, decreases of $14,709 or 13.93% and $3,839 and 11.40%. The decrease was a result in a decline in miscellaneous income from a prior period, as the Bank recovered approximately $10,000 from insurance for storm damage to telephone equipment for the period ended June 30, 1996. Fees on transactions accounts decreased by 7.98% and 8.91% for the nine and three month periods ended June 30, 1997, compared to those same periods in 1996.

Non-Interest Expense

        Total non-interest expense for the nine and three months ended June 30, 1997 were $1,842,043 and $574,671, respectively, compared to $1,530,899 and
$526,184 for the same respective periods in 1996, increases of $311,144 or 20.32% and $48,487 and 9.21%. Salaries and related expenses increased considerably to $1,160,888 and $358,313 for the nine and three month periods ended June 30, 1997, an increase of $281,325 or 31.98% and $53,959 or 17.73%
from $879,563 and $304,354 for the nine and three month periods ended June 30, 1996. The increase is due to compensation related to the organization's Employee Stock Ownership Plan (ESOP) and Management Stock Bonus Plan (MSBP). These expenses are expected to continue to increase in future periods as a result of increases in those benefits. Professional services increased primarily as a direct result of the stock conversion, which resulted in additional services being required for filings with the Securities and Exchange Commission and also with the implementation of the ESOP and MSBP. Increases in other expenses were offset by decreases in deposit insurance premiums to $56,477 and $11,624 for the nine

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-Interest Expense - Continued

and three month period ended June 30, 1997, respectively, a decrease of $74,592 or 56.91% and $31,112 or 72.80% from $131,069 and $42,736 for the same respective periods in 1996. The rate of SAIF deposit insurance premiums declined by approximately 70% from the rate in effect to December 31, 1996.

Income Taxes

        The Corporation's income tax expense increased for the nine months ended June 30, 1997 to $389,214 from $337,565 at June 30, 1996, an increase of $51,649 or 15.30%. The change is attributed to greater pretax income.

Liquidity and Capital Resources

        The Corporation is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Savings Bank's liquidity ratio was 9.54% at June 30, 1997 and 10.5% at September 30, 1996.

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

        Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. For the nine month period ended June 30, 1997,

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

management used a portion of cash flows from Federal Home Loan Bank advances, securities purchased under agreement to resell and cash to fund loan originations and deposit outflows. Management believes it has ample cash flows and liquidity to meet its loan commitments in the amount of $2,246,000 as of June 30, 1997. The Bank has the ability to reduce its commitments for new loan originations and to adjust other cash outflows.

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

        The Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 was signed into law on December 19, 1991, and regulations implementing the prompt corrective action provisions became effective on December 12, 1992. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". Institutions categorized as "undercapitalized" or lower are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage capital ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At June 30, 1997, the Bank met the criteria required to be considered "well capitalized" under this regulation.

        The following table presents the Bank's capital position based on the June 30, 1997 financial statements.

                                                                              To Be Well
                                                                           Capitalized Under
                                                        For Capital        Prompt Corrective
                              Actual                 Adequacy Purposes     Action Provisions
                   ------------------------          -----------------     -----------------
                       Amount           %             Amount     %             Amount      %
                       ------           -             ------     -             ------      -
Tangible (1)       $15,106,625       15.11%       $ 1,499,274    1.50%      $    N/A      N/A
Tier I capital (2)  15,106,625       31.76%            N/A        N/A        2,854,020   6.00%
Core (1)            15,106,625       15.11%         2,998,549    3.00%       4,997,581   5.00%
Risk-weighted (2)   15,341,625       32.25%         3,805,360    8.00%       4,756,700  10.00%


(1)  To adjusted total assets.
(2)  To risk-weighted assets.

        The following table presents the calculation of risk-based capital and tangible assets used to determine the Bank's capital position.

                                             Current Requirements
                                             --------------------

Total stockholders' equity                       $ 20,703,710
    Less:  Non-allowable items
Equity of parent company                            5,595,085
Goodwill and other intangible assets                    2,000
Tangible and core capital                          15,106,625
                                                 ------------
                   General valuation allowance        235,000
                                                 ------------
Risk-based capital                               $ 15,341,625
                                                 ============

Total assets                                     $100,235,338
    Less: Non-includable
Asset of parent company                               281,712
Goodwill and other intangible assets                    2,000
                                                 ------------
Tangible and adjusted tangible assets            $ 99,951,626
                                                 ============

Risk-weighted assets                             $ 47,567,000
                                                 ============

                           WHG BANCSHARES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

        The OTS has adopted an interest rate component to the regulatory capital requirements. The rule requires additional capital to be maintained if the Bank's interest rate risk exposure, measured by the decline in the market value of the Bank's net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of June 30, 1997, the rule is not yet in effect and the Bank is not subject to the interest rate risk requirement.

        For the purpose of granting to eligible savings account holders a priority in the event of future liquidation, the Bank established a special account at the time of conversion to the stock form of ownership in an amount equal to its total retained earnings at December 31, 1995. In the event of future liquidation of the Bank (and only in such an event), an eligible account holder who continues to maintain his savings account shall be entitled to receive a distribution from the special account. The amount of the special account will be decreased in an amount proportionately corresponding to decreases in the savings account balances of eligible account holders on each subsequent annual determination date. The balance of the special account at June 30, 1997 is included in retained earnings. No dividends may be paid to the stockholders if such dividends would reduce regulatory capital of the Bank below the amount required for the special account.

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

                   Not applicable

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

      (a)          Not applicable.

      (b)          Information provided in last Form 10-QSB filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WHG Bancshares Corporation

Date: July 29, 1997        By:     /s/Peggy J. Stewart
                                      -------------------
                                       Peggy J. Stewart
                                       President and Chief Executive Officer
                                       (duly authorized officer)


Date: July 29, 1997        By:     /s/Robin L. Taylor
                                      ------------------
                                       Robin L. Taylor
                                       Controller (chief accounting officer)