Form 10KSB
period 1997-09-30
WHG BANCSHARES CORP
filed 1997-12-19
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

       For the fiscal year ended   September 30, 1997
                                   ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
       For the transition period from              to             .
                                        ------------    ------------

Commission File No. 0-27606

                           WHG Bancshares Corporation
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Maryland                                       52-1953867
---------------------------------------------                     ----------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
               or Organization)                              Identification No.)

1505 York Road, Lutherville, Maryland                                21093
-------------------------------------                                -----
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                   (410) 583-8700
                                                                 ---------------

Securities registered under Section 12(b) of the Exchange Act:    None
                                                                 -----

Securities registered under Section 12(g) of the Exchange Act:

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
                                                                      ---    --

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:   $7,081,700

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 5, 1997, was $16.7 million.

         As of December 5, 1997, there were issued and outstanding 1,389,002 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one):YES    NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1997. (Parts I and II)

         2.  Portions  of  the  Proxy   Statement  for  the  Annual  Meeting  of
Stockholders for the Fiscal Year ended September 30, 1997. (Part III)

PART I

Item 1.  Description of Business
--------------------------------

General

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

         The Bank which was founded in 1902 under the name West Baltimore Building Association is a federally chartered stock savings bank headquartered in Lutherville, Maryland. In 1975, the Bank changed its name to Heritage Savings Association and in 1987, the Bank became a federal savings bank and changed its name to "Heritage Savings Bank, F.S.B.". The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1954. The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System. The Bank has investments in two service corporations. See " -- Subsidiaries' Activities."

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         The Bank is one of many financial institutions serving its market area which consists of the Baltimore, Maryland metropolitan area that includes Baltimore City and its five surrounding counties, Baltimore County, Harford County, Howard County, Carroll County, and Anne Arundel County. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:


                                                                                   At September 30,
                                                            ----------------------------------------------------------------
                                                                       1997                                1996
                                                            ----------------------------       -----------------------------
                                                                $                 %                 $                  %
                                                             -------            -------        ---------           ---------
                                                                            (Dollars in thousands)
Type of Loans:
--------------
  Residential.....................................           $72,195             89.59%          $69,500             88.74%
  Commercial (real estate)........................             3,242              4.02             3,026              3.86
  Construction loans..............................             1,462              1.82             3,277              4.18
  Lines of credit.................................             1,620              2.01               475               .61
  Land/lot........................................               682               .85               774               .99
  Home improvement loans..........................                 7               .01                 9               .01
  Savings account loans...........................               300               .37               426               .55
  Commercial loans secured by lease
    finance receivables...........................             1,075              1.33               828              1.06
                                                              ------            ------            ------            ------
                                                              80,583            100.00%           78,315            100.00%
                                                                                ======                              ======
Less:
-----
  Undisbursed portion of loans in process.........            (1,198)                             (1,613)
  Deferred loan origination fees..................              (538)                               (603)
  Allowance for loan losses.......................              (250)                               (195)
  Unamortized discount on loans purchased.........              (147)                               (167)
                                                            --------                            --------
Total loans, net..................................           $78,450                             $75,737
                                                              ======                              ======


Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $9.4 million for the year ended September 30, 1997.
Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                            Due after
                                                          Due within         1 through         Due after
                                                            1 year            5 years           5 years            Total
                                                            ------            -------           -------            -----
                                                                                (In thousands)

1-4 family real estate mortgage...................          $  591            $1,399           $71,093           $73,083
Other residential commercial......................              --               534             2,502             3,036
Construction......................................             505               957                --             1,462
Consumer..........................................             307                --                --               307
Lines of credit...................................             675               945                --             1,620
Commercial loans secured by lease
  finance receivables.............................              77               998                --             1,075
                                                            ------            ------          --------           -------
                                                             2,155             4,833            73,595           $80,583
                                                             -----             -----            ------

Less:
   Undisbured portion of loans in process.........                                                                (1,198)
   Deferred loan origination fees.................                                                                  (538)
   Allowance for loan losses......................                                                                  (250)
   Unamortized discount on loans purchased........                                                                  (147)
                                                                                                                 -------
   Loans receivable, net..........................                                                               $78,450
                                                                                                                  ======


         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                                                      Floating or
                                                                Fixed Rates         Adjustable Rates           Total
                                                                -----------         ----------------           -----
                                                                                    (In thousands)
1-4 family real estate mortgage........................            $25,160                $47,332             $72,492
Other..................................................              1,085                  2,896               3,981
Construction...........................................                 --                    957                 957
Commercial loans secured by lease finance
  receivables..........................................                998                     --                 998
                                                                    ------               --------             -------
    Total..............................................            $27,243                $51,185             $78,428
                                                                    ======                 ======              ======

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. In certain instances, the Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance for the borrower is required. The Bank primarily originates and retains adjustable-rate mortgage loans and, to a lesser extent, the Bank will originate fixed-rate mortgage loans for retention in its portfolio. A mortgage loan originated by the Bank, whether fixed- or adjustable-rate, can have a term of up to 30 years.

         The Bank requires for all adjustable-rate mortgage loans that the borrower qualify at the current fully indexed rate. The Bank's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 2% with a maximum adjustment over the term of the loan to 10.75% and a minimum adjustment to 6%, except during the first year following origination. Adjustable-rate mortgage loans typically reprice every year, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. The Bank originates loans with initial interest rates set below market rates and also originates adjustable-rate mortgage loans with a fixed interest rate for five years and adjustable each year thereafter. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

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

         Commercial Loans. Commercial loan portfolio consist solely of loans secured by real estate, such as church loans and small office building loans. Loans secured by commercial property may be in amounts up to 75% of the appraised value for a maximum term of 25 years. Commercial lending entails significant additional risks when compared with one- to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 15 days of the date of issuance. At September 30, 1997, the Bank had $2,810,000 of commitments to cover originations and $1,198,000 in undisbursed funds for loans in process. In addition, at September 30, 1997, the Bank had $788,000 in loan applications in process. Management believes that virtually all of the Bank's commitments will be funded.

         Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Bank's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Bank's maximum loan to one borrower limit was approximately $1,000,000 at September 30, 1997.

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

                                                                                         At September 30,
                                                                                      1997              1996
                                                                                ------------------------------
                                                                                  (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...........................              $767              $405
  Commercial..............................................................                70                75
                                                                                         ---               ---
Total non-accrual loans...................................................               837               480
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...........................                --                --
Non-mortgage loans:
  Consumer................................................................                --                --
                                                                                        ----              ----
Total accruing loans greater than 90 days past due........................                --                --
                                                                                        ----              ----
Total non-performing loans................................................              $837              $480
                                                                                         ===               ===
Foreclosed real estate....................................................             $  --             $  --
                                                                                        ====              ====
Other non-performing assets...............................................             $  --             $  --
                                                                                        ====              ====
Total non-performing assets...............................................             $ 837             $ 480
                                                                                        ====              ====
Total non-accrual and accrual loans to net loans..........................              1.07%              .63%
                                                                                        ====              ====
Allowance for loan losses to total non-performing loans,
  including loans contractually past due 90 days or more..................             29.86%            40.63%
                                                                                       =====             =====
Total non-accrual and accrual loans to total assets.......................               .85%              .50%
                                                                                         ===               ===
Total non-performing assets to total assets...............................               .85%              .50%
                                                                                         ===               ===



         Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1997.

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

         On the basis of management's review of its assets at September 30, 1997, the Bank had classified $761,000 as substandard and $76,000 of assets as doubtful.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                                        At September 30,
                                                                     1997               1996
                                                               ----------------   ----------
                                                                     (Dollars in thousands)

Total loans outstanding.....................................            $78,450            $75,737
                                                                         ======             ======
Average loans outstanding...................................            $78,643            $73,582
                                                                         ======             ======
Allowance balances (at beginning of period).................            $   195            $   140
Provision (credit):
  Residential...............................................                 61                 55
  Commercial real estate....................................                 --                 --
  Consumer..................................................                 --                 --
Net (charge-offs) recoveries:
  Residential...............................................                 (6)                --
  Commercial real estate....................................                 --                 --
  Consumer..................................................                 --                 --
                                                                         ------             ------
Allowance balance (at end of period)........................             $  250             $  195
                                                                         ======             ======
Allowance for loan losses as a percent
  of total loans outstanding................................                .32%               .26%
Net loans charged off as a percent of
  average loans outstanding.................................                .01%                --%


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                                                September 30,
                                                   ------------------------------------------------------------------------
                                                                1997                                     1996
                                                   ------------------------------       -----------------------------------

                                                                  % of Loans in                               % of Loans in
                                                                  Each Category                               Each Category
                                                     Amount       To Total Loans            Amount           To Total Loans
                                                     ------       --------------            ------           --------------
                                                                           (Dollars in thousands)
Real estate:
  Residential mortgage......................         $  116             89.60%               $   90                88.75
  Commercial (real estate)..................             51              4.02                    40                 3.86
  Construction .............................             68              1.82                    53                 4.18
  Lines of credit...........................              4              2.01                     3                  .61
  Land/lot..................................              1               .85                     1                  .99
  Consumer..................................             --               .37                    --                  .55
  Commercial loans secured by lease
    finance receivables.....................             10              1.33                     8                 1.06
                                                       ----            ------                  ----               ------
                                                      $ 250            100.00%                $ 195               100.00%
                                                       ====            ======                  ====               ======

Interest-Bearing Accounts

         At September 30, 1997, the Company held $3.9 million in interest-bearing demand deposits in other financial institutions, principally the FHLB of Atlanta. The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of assets.

Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available-for-sale or investments securities held-to-maturity in accordance with SFAS No. 115. At September 30, 1997, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's securities available-for-sale and investment securities held-to-maturity portfolios at September 30, 1997 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Government National Mortgage Association ("GNMA"), and FNMA.

         The Bank's mortgage-backed securities were classified as held-to-maturity at June 30, 1997 and were all issued by GNMA or FHLMC, representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short term investments, FHLB stock and mortgage-backed securities at the dates indicated.


                                                                        At September 30,
                                                                     ---------------------------
                                                                        1997             1996
                                                                     -----------     -----------

                                                                         (In thousands)
Investment securities:
Federal National Mortgage Association bonds..................          $  500          $    --
Federal Home Loan Bank bonds.................................           2,250            1,500
Federal Home Loan Mortgage Corporation bonds.................           1,000            1,000
                                                                        -----            -----
   Total investment securities...............................          $3,750           $2,500
                                                                        =====            =====

Interest-bearing deposits in other banks.....................          $3,899           $4,077
Federal funds sold...........................................           3,482            2,428
Securities purchased under agreements to resell..............              --            2,000
Mortgage-backed securities...................................           2,845            3,022
FHLB stock...................................................             753              683
                                                                        -----            -----
   Total ....................................................         $10,979          $12,210
                                                                       ======           ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at September 30, 1997. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                           As of September 30, 1997
                                                More than One to More than Five to      More than
                              One Year or Less    Five Years         Ten Years          Ten Years     Total Investment Securities
                              ----------------  ----------------- ------------------------------------------------------------------
                              Carrying Average  Carrying  Average Carrying Average   Carrying Average Carrying  Average    Market
                               Value   Yield     Value    Yield    Value   Yield      Value    Yield    Value    Yield     Value
                               -----   -----     -----    -----    -----   -----      -----    -----    -----    -----     -----
                                                             (Dollars in thousands)
Federal Home Loan
  Bank bonds.................. $    --      --%   $   --      --%  $  750    7.41%    $1,500   7.36%  $ 2,250    7.38%   $2,231
Federal National Mortgage
  Association bonds...........      --      --        --      --      500    6.69         --     --       500    6.69       492
Federal Home Loan
  Mortgage Corporation bonds..      --      --        --      --    1,000    7.67         --     --     1,000    7.67     1,001
Interest-bearing deposits
  in other banks..............   3,656    5.65       243    5.78       --      --         --     --     3,899    5.66     3,899
Federal funds sold............   3,482    6.38        --      --       --      --         --     --     3,482    6.38     3,482
Mortgage-backed securities....      35    8.00        --      --      322    7.47      2,488   6.61     2,845    6.73     2,845
FHLB stock....................      --      --        --      --       --      --        753   7.25       753      --       753
                               -------  ------     -----   -----    -----   -----      -----  -----    ------   -----    ------
     Total....................  $7,173    6.02%   $  243    5.78%  $2,572    7.39%    $4,741   6.94%  $14,729    6.55%  $14,703
                                 =====  ======     =====   =====    =====   =====      =====  =====    ======   =====    ======

Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank had no FHLB advances at September 30, 1997.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1997, the Bank had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                   Certificates
                                                   of Deposits
Maturity Period                                   (In thousands)
---------------
Within three months....................               $  140
Three through six months...............                1,129
Six through twelve months..............                  965
Over twelve months.....................                1,222
                                                      ------
                                                      $3,456
                                                      ======

Borrowings

         The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1997, the Bank had $4,000,000 borrowings from the FHLB of Atlanta.

                                                                 During the Year Ended
                                                                     September 30,
                                                              ---------------------------
                                                                 1997              1996
                                                              ---------          --------
                                                                     (In thousands)
Maximum amount of borrowings outstanding at
any month end:
  Advances from Federal Home Loan Bank..................        $4,000             $2,000



                                                                    For the Year Ended
                                                                        September 30,
                                                               -----------------------------
                                                                  1997              1996
                                                               ---------         -----------
                                                                      (In thousands)
Approximate average short-term borrowings outstanding
with respect to:
  Advances from Federal Home Loan Bank..................        $2,833            $ 1,321
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank..................         5.71%              5.77%


         Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At September 30, 1997, the Bank had investments in two service corporation, incorporated under Maryland law.

         Bankers Affiliate (formerly named Cash, Inc.) - BA

         BA was formed in April 1983 as a service corporation for the purpose of originating consumer loans. BA is equally owned by the Bank as other local thrift institutions. At September 30, 1997, the Bank's investment totalled $25,000 and had a loan payable from this subsidiary of $2,900,000.

         Mapleleaf Mortgage Corporation - MMC

         MMC was formed in June 1996 and is a wholly-owned subsidiary of the Bank. The purpose of MMC is to engage in mortgage brokerage activities. At September 30, 1997, the Bank's investment totalled $29,575.

Employees

         At September 30, 1997, the Bank had 23 full-time and 10 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Bank cannot predict the impact of its conversion to, or regulation as, a bank until the legislation requiring such change is enacted.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $506,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Bank was in compliance with its QTL requirement with 88.57% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1997, the Bank's required liquid asset ratio was 5%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

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

WOODLAWN OFFICE:
  Gwynn Oak Avenue and                      Leased until
  Windsor Mill Road                         January 2002
  Baltimore, Maryland  21207

ELLICOTT CITY OFFICE:
  9396 Baltimore National Pike              Leased until
  Ellicott City, Maryland                     May 2000
  21042

GOLDEN RING OFFICE:
  8767 K Philadelphia Road                  Leased until
  Baltimore, Maryland  21237                  May 2001



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
------------------------------------------------------------------

         The information contained under the section captioned "Market Price of the Common Stock" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending September 30, 1997, are incorporated herein by reference and also in Item 7 hereof.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of September 30, 1997 and 1996.

         Consolidated Statements of Operations for the Years Ended September 30, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1997 and 1996.

         Notes to Consolidated Financial Statements.

                  2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report or incorporated herein by reference:
                  (a)      List of Exhibits:
                   3(i)    Articles of Incorporation of WHG Bancshares
                             Corporation*
                   3(ii)   Bylaws of WHG Bancshares Corporation *
                  10.1     Employment Agreement with Peggy J. Stewart *
                  10.2     Severance Agreement with Robin L. Taylor *
                  10.3     Severance Agreement with Diana Rohrback *
                  10.4     Severance Agreement with Nicholas Tracht *
                  10.5     1996 Stock Option Plan **
                  10.6     Management Stock Bonus Plan and Trust Agreement **
                  13       Portions of Annual Report to Stockholders for the
                             fiscal year ended September 30, 1997
                  21       Subsidiaries of the Registrant (See Item 1 -
                             Description of Business and -- Subsidiary Activity)
                  27       Financial Data Schedule ***
---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.
** Incorporated by reference to the proxy statement for the special meeting of stockholders filed with the SEC on August 27, 1996.
***  Only included in electronic filing.

                  (b)      Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 19, 1997.

                          WHG BANCSHARES CORPORATION


                          By:/s/ Peggy J. Stewart
                             Peggy J. Stewart
                             President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 19, 1997.

/s/Peggy J. Stewart                 /s/ Robin L. Taylor
----------------------------------  --------------------------------------------
Peggy J. Stewart                    Robin L. Taylor
President, Chief Executive Officer  Controller
  and Director                      (Principal Accounting and Financial Officer)
(Principal Executive Officer)


/s/John E. Lufburrow                /s/Herbert A. Davis
----------------------------------  --------------------------------------------
John E. Lufburrow                   Herbert A. Davis
Chairman of the Board               Director

/s/Philip W. Chase, Jr.             /s/D. Edward Lauterbach, Jr.
----------------------------------  --------------------------------------------
Philip W. Chase, Jr.                D. Edward Lauterbach, Jr.
Director                            Director

/s/Urban P. Francis, Jr.            /s/Edwin C. Muhly, Jr.
----------------------------------  --------------------------------------------
Urban P. Francis, Jr.               Edwin C. Muhly, Jr.
Director                            Director


/s/Hugh P. McCormick                /s/Herbert W. Spath
----------------------------------  --------------------------------------------
Hugh P. McCormick                   Herbert W. Spath
Director                            Director

/s/August J. Seifert
----------------------------------
August J. Seifert
Director