Form 10QSB
period 1997-12-31
WHG BANCSHARES CORP
filed 1998-02-11
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                      FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .
                               ---------------------   ---------------------

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

                       YES      X                NO
                            ---------                ----------

          Number of shares of Common Stock  outstanding as of February 10, 1998:
          1,389,002

Transitional Small Business Disclosure Format (check one)

                       YES                       NO      X
                           ----------                ----------

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                  Pages
                                                                                  -----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements....................................................3

       Consolidated statements of financial condition at December 31,  1997
       (unaudited) and September 30, 1997............................................3

       Consolidated statements of operations (unaudited) for the three months
       Ended December 31, 1997 and December 31, 1996.................................4

       Consolidated statements of cash flows (unaudited) for the three months
       Ended December 31, 1997 and December 31, 1996...............................5-6

       Notes to financial statements...............................................7-9

    Item 2.  Management's Discussion and Analysis or Plan of Operation...........10-15


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings......................................................16

    Item 2.  Changes in Securities..................................................16

    Item 3.  Defaults upon Senior Securities........................................16

    Item 4.  Submission of Matters to a Vote of Security-Holders....................16

    Item 5.  Other Information......................................................16

    Item 6.  Exhibits and Reports on Form 8-K.......................................16

Signatures..........................................................................17


                          PART I. FINANCIAL INFORMATION

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                         December 31,   September 30,
                                                         ------------   -------------
                                                             1997           1997
                                                             ----           ----
                                                          (Unaudited)
        Assets
        ------
Cash                                                     $  1,057,768   $  1,003,528
Interest bearing deposits in other banks                    4,144,648      3,898,946
Federal funds sold                                          3,135,013      3,481,833
Other investments                                           5,750,000      3,750,000
Mortgage backed securities                                  2,774,084      2,845,210
Loans receivable - net                                     79,321,188     78,450,370
Accrued interest receivable - loans                           354,436        374,561
                            - investments                     109,991         69,230
                            - mortgage backed
                               securities                      15,576         15,998
Premises and equipment - net                                  749,487        721,932
Federal Home Loan Bank of Atlanta stock, at cost              753,200        753,200
Investment in and loans to affiliated corporation           2,850,000      2,925,000
Deferred income taxes                                         116,394        116,394
Other assets                                                  199,077        150,517
                                                         ------------   ------------

Total assets                                             $101,330,862   $ 98,556,719
                                                         ============   ============

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Deposits                                              $ 76,389,888   $ 74,186,112
   Federal Home Loan Bank advances                          4,000,000      4,000,000
   Advance payments by borrowers for taxes
    and insurance                                             856,471        330,671
   Income taxes payable                                        45,125         64,284
   Other liabilities                                          123,143        146,519
                                                         ------------   ------------
Total liabilities                                          81,414,627     78,727,586

Commitments and contingencies

Stockholders' Equity
--------------------
   Common  stock  .10  par  value;   authorized
      1,620,062  shares;  issued  and outstanding
      1,389,002 shares at December 31, 1997 and
      1,392,415 shares at September 30, 1997                  138,900        139,241
   Additional paid-in capital                              11,394,448     11,390,312
   Retained earnings (substantially restricted)             9,432,679      9,381,773
                                                         ------------   ------------
                                                           20,966,027     20,911,326
   Employee Stock Ownership Plan                           (1,049,792)    (1,082,193)
                                                         ------------   ------------
Total stockholders' equity                                 19,916,235     19,829,133
                                                         ------------   ------------

Total liabilities and stockholders' equity               $101,330,862   $ 98,556,719
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                           For Three Months Ended
                                                                 December 31,
                                                         --------------------------
                                                            1997             1996
                                                            ----             ----
Interest and fees on loans                               $1,513,927      $1,448,451
Interest and dividends on investment
 securities                                                  91,989          61,776
Interest on mortgage backed securities                       47,151          50,893
Other interest income                                       150,546         143,709
                                                         ----------      ----------

Total interest income                                     1,803,613       1,704,829

Interest on deposits                                        868,132         801,641
Interest on short-term borrowings                            61,381           4,484
                                                         ----------      ----------

Total interest expense                                      929,513         806,125
                                                         ----------      ----------
Net interest income                                         874,100         898,704
Provision for loan losses                                    15,000          15,644
                                                         ----------      ----------
Net interest income after provision for
 loan losses                                                859,100         883,060

Non-Interest Income
   Fees and charges on loans                                  9,713           7,703
   Fees on transaction accounts                              16,303          13,332
   Other income                                               8,225          12,089
                                                         ----------      ----------
Total non-interest income                                    34,241          33,124
Non-Interest Expenses
   Salaries and related expenses                            411,845         420,696
   Occupancy                                                 40,396          44,167
   FDIC deposit insurance premium                            11,798          33,230
   Depreciation of equipment                                 10,121          12,273
   Advertising                                               27,310           5,336
   Data processing costs                                     18,867          18,096
   Professional services                                     39,598          45,919
   Other expenses                                            81,596          77,131
                                                         ----------      ----------
Total non-interest expenses                                 641,531         656,848
                                                         ----------      ----------

Income before tax provision                                 251,810         259,336

Provision for income taxes                                   98,341         104,227
                                                         ----------      ----------

Net income                                               $  153,469      $  155,109
                                                         ==========      ==========

Basic and diluted earnings per share                     $      .12      $      .11
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                             For Three Months Ended
                                                                   December 31,
                                                         ---------------------------
                                                              1997           1996
                                                              ----           ----
Operating Activities
   Net income                                            $   153,469     $   155,109
   Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities
   ------------------------------------------
      Amortization of discount on mortgage backed
       securities                                               (206)           (206)
      Amortization of deferred loan fees                     (25,592)        (44,970)
      Loan fees deferred                                      35,922          60,121
      Decrease in discount on loans purchased                 (4,810)         (5,016)
      Provision for loan losses                               15,000          15,644
      Non-cash compensation under stock-based
       benefit plans                                          89,950          80,896
      (Increase) decrease in accrued interest receivable     (20,214)         22,954
      Loans sold                                             750,000          -
      Loans originated for sale                             (750,000)         -
      Provision for depreciation                              13,496          16,850
      Decrease in deferred income taxes                       -              199,873
      Increase in prepaid income taxes                        -              (54,358)
      (Increase) decrease in other assets                    (48,560)         20,070
      Decrease in accrued interest payable                      (251)           (904)
      Decrease in income taxes payable                       (19,159)       (205,788)
      Decrease in other liabilities                          (23,376)       (510,532)
                                                         -----------     -----------
         Net cash provided (used) by operating
          activities                                         165,669        (250,257)


Cash Flows from Investment Activities
-------------------------------------
   Proceeds from maturing interest
    bearing deposits                                       1,367,000         783,000
   Purchases of interest bearing deposits                 (1,369,272)       (685,000)
   Decrease in securities purchased under agreement
    to resell                                                 -            2,000,000
   Purchase of other investments                          (4,000,000)     (1,000,000)
   Proceeds from maturing other investments                2,000,000          -
   Principal collected on mortgage backed securities          71,332          36,802
   Net decrease (increase) in shorter term loans              16,116        (173,600)
   Longer term loans originated or acquired               (4,172,415)     (2,956,342)
   Principal collected on longer term loans                3,264,961         428,267
   Investment in premises and equipment                      (41,051)         -
   Decrease on investments in and loans to
    joint ventures                                            75,000          50,000
                                                         -----------     -----------
         Net cash used by investment activities           (2,788,329)     (1,516,873)

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                           For Three Months Ended
                                                                  December 31,
                                                         ----------------------------
                                                             1997             1996
                                                             ----             ----
Cash Flows from Financing Activities
------------------------------------
   Net increase in demand deposits, money
    market, passbook accounts and advances by
    borrowers for taxes and insurance                    $   100,392     $   491,395
   Net increase (decrease) in certificates of deposit      2,629,435        (712,832)
   Net increase in short-term borrowings                      -            1,000,000
   Stock repurchase                                          (53,754)          -
   Management Stock Bonus Plan                                -             (882,927)
   Dividends on stock                                       (102,563)        (81,003)
                                                         -----------     -----------
         Net cash provided (used) by financing
          activities                                       2,573,510        (185,367)
                                                         -----------     -----------

Decrease in cash and cash equivalents                        (49,150)     (1,952,497)
Cash and cash equivalents at beginning of period           7,946,628       7,305,109
                                                         -----------     -----------

Cash and cash equivalents at end of period               $ 7,897,478     $ 5,352,612
                                                         ===========     ===========
The following is a Summary of Cash and Cash
-------------------------------------------
  Equivalents:
  -----------

   Cash                                                  $ 1,057,768     $ 1,347,677
   Interest bearing deposits in other banks                4,144,648       3,668,725
   Federal funds sold                                      3,135,013       1,021,210
                                                         -----------     -----------
   Balance of cash items reflected on
    Statement of Financial condition                       8,337,429       6,037,612

      Less    -  certificates  of deposit with original
              maturities of more than three months that
              are included in interest bearing deposits
              in other banks                                 439,951         685,000
                                                         -----------     -----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                 $ 7,897,478     $ 5,352,612
                                                         ===========     ===========
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
   Cash paid during the period for:

      Interest                                           $   929,262     $   807,029
                                                         ===========     ===========

      Taxes                                              $   117,500     $    72,500
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


Note 3 - Basis of Presentation
         ---------------------

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 1998 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

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

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 5 - Earnings Per Share
         ------------------

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128), "Earnings Per Share." As required, the Corporation adopted Statement 128 during the quarter ended December 31, 1997. This Statement redefines the standards of computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15,
         Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                                                   For the Three Months Ended
                                                        December 31, 1997
                                             ---------------------------------------
                                               Income           Shares     Per Share
                                             (Numerator)    (Denominator)    Amount
                                             -----------    -------------  ---------
            Basic EPS
            ---------

         Income available to shareholders     $153,469        1,229,543      $.12

            Effect of Dilutive Shares
            -------------------------

         MSBP shares                             -                6,984        -
         Options                                 -               28,719        -
                                              --------        ---------      ----

            Diluted EPS
            -----------

         Income available to common
          stockholders plus assumed
          conversions                         $153,469        1,265,246      $.12
                                              ========        =========      ====


WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 5 - Earnings Per Share - Continued
         ------------------------------


                                                   For the Three Months Ended
                                                        December 31, 1996
                                             ---------------------------------------
                                               Income           Shares     Per Share
                                             (Numerator)    (Denominator)    Amount
                                             -----------    -------------  ---------

            Basic EPS
            ---------
         Income available to shareholders     $155,109        1,434,296      $.11*

            Effect of Dilutive Shares
            -------------------------

         Options                                 -                1,051        -
                                              --------        ---------      ----

            Diluted EPS
            -----------

         Income available to common
          stockholders plus assumed
          conversions                         $155,109        1,435,347      $.11*
                                              ========        =========      ====


     *Basic and diluted EPS issued in the Press Release, dated February 5, 1998, was calculated under APB No. 15 at $.10 per share amount.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Total assets of the Company were $101,331,000 as of December 31, 1997, compared to $98,557,000 as of September 30, 1997, an increase of $2,774,000 or 2.81%. The increase was primarily attributable to an increase in other investments of $2,000,000 or 53.33% and an increase in loans receivable of $871,000 or 1.11%.

      Total liabilities of the Company were $81,415,000 as of December 31, 1997, compared to $78,728,000 as of September 30, 1997, an increase of $2,687,000 or 3.41%. The increase was due to an increase in deposits, primarily certificates of deposit of $2,204,000 or 2.97% and an increase of advance payments by borrowers for taxes and insurance of $526,000 or 159.01%. This was offset by a decline in income taxes payable and other liabilities of $43,000 or 20.18%.

      Stockholders' equity was $19,916,000 as of December 31, 1997, compared to $19,829,000 as of September 30 1997, an increase of $87,000 or 0.44%. The increase was due to net income for the period of $153,000 and the allocation of shares to the Stock Based Benefit Plan and Stock Bonus Plan of $90,000. The increase was offset by a dividend of $103,000 and the repurchase of $54,000 of the Company's own stock.

Results of Operations

General

      Net income for the three months ended December 31, 1997 was $153,000, as compared to $155,000 for the same period in 1996, a decrease of $2,000 or 1.29%. The decrease in net income was primarily the result of a decline in net interest income of $25,000 or 2.78%, offset by a decline in non-interest expenses and taxes of $21,000 or 2.76% and an increase in non-interest income of $1,000 or 3.03%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Interest Income

      Total interest income for the three months ended December 31, 1997 was $1,804,000, compared to $1,705,000 for the same period in 1996, an increase of $99,000 or 5.81%. Interest on loans increased by $65,000 or 4.49%. This increase was attributable to a $2,219,000 increase in the average balance of loans outstanding and an increase in the average yield on the loan portfolio to 7.57% for the three months ended December 31, 1997, compared to 7.45% for the same period in 1996. Interest and dividends on investment securities increased by $30,000 or 48.39% for the three months ended December 31, 1997, compared to December 31, 1996. The increase was a result of an increase in the average dollar amount of investments outstanding of $1,904,000, offset by the decline in the weighted average rate to 6.79% for December 31, 1997, compared to 7.03% for December 31, 1996. Interest income on mortgage backed securities decreased by $4,000 or 7.35% for the three months ended December 31, 1997, compared to December 31, 1996. The decrease was primarily due to a decrease in the average dollar amount outstanding of $213,000. Other interest income increased by $7,000 or 4.86% for the three months ended December 31, 1997, compared to the same period in 1996. The increase was primarily due to the increase in the average dollar amount of interest-earning assets outstanding of $735,000. The increase was offset by a decline in the weighted average rate of 6.29% for December 31, 1997, compared to 6.51% for December 31, 1996.

      The weighted average yield on interest-earning assets was 7.62% for the three months ended December 31, 1997, compared to 7.33% for the same period in 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Interest Expense

      Total interest expense for the three months ended December 31, 1997 was $930,000, compared to $806,000 for the same period in 1996, an increase of $124,000 or 15.38%. Interest on deposits increased by $66,000 or 8.23% for the three months ended December 31, 1997, compared to December 31, 1996. The increase resulted from an increase in the average dollar amount of deposits of $4,133,000 as the Bank conducted an aggressive advertising campaign for certificates of deposit.

      Other interest expense for the three months ended December 31, 1997 was $61,000, compared to $4,000 for the same period in 1996, an increase of $57,000 or 1425.00%. The increase was due to FHLB advances outstanding for the entire three month period and an increase in advances by borrowers for taxes and insurance over the same period in 1996.

 Provision for Loan Losses

      The provision for loan losses for December 31, 1997 was $15,000, compared to $16,000 for 1996, a decrease of $1,000 or 6.25%. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies, however, during the period ended December 31, 1997 the Bank did experience a charge-off of $76,000 to its loan loss reserve. The charge-off is related to two commercial mortgage loans in the amount of $76,000 owned by one borrower. In December 1997, after exhausting all collection efforts, the loans were written off.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Provision for Loan Losses - Continued

At December 31, 1997, the allowance represented .24% of loans receivable, as compared to .32% at September 30, 1997. The allowance for loan losses decreased as a percentage of nonperforming loans to 19.58% at December 31, 1997 from 29.86% at September 30, 1997. Management believes that the allowance for loan losses is adequate at December 31, 1997.

Other Non-Interest Income

      Other income for the three months ended December 31, 1997 was $34,000, compared to $33,000 for the same period in 1996, with an increase of $1,000 or 3.03%. The increase was due to an increase in fees and charges on loans and transaction accounts of $5,000 or 23.81%. This was offset by a decrease of $4,000 or 33.33% in other income.

Non-Interest Expense

      Total non-interest expense for the three months ended December 31, 1997 was $642,000, compared to $657,000 for December 31, 1996, representing a decrease of $15,000 or 2.28%. The decrease for the three month period was the result of decreases in salaries and related expenses, occupancy, FDIC deposit insurance premium and professional services. Those decreases were partially offset by increases in advertising and other expenses. The increase in advertising of $22,000 or 440.00% was due to an aggressive advertising campaign for certificates of deposit. The rate of FDIC deposit insurance premiums declined by approximately 70% from the rate in effect prior to September 30, 1996 due to the one-time special assessment in 1996 of $506,000. As of January 1, 1997, the Bank's premium was reduced to .064% from .23% of insured deposits. Salaries and related expense decreased as a result of the decline in pension administrative costs for the period. Professional services

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Non-Interest Expense - Continued

decreased primarily as a result of the stock conversion in the prior year, which resulted in additional services being required for the initial filings with the Securities and Exchange Commission and also with the implementation of the ESOP and MSBP.

      A great deal of publicity has been made about the Computer Year 2000. It is feared that many computers can only read the last two digits of a year and, therefore, would not be able to distinguish between the year 2000 and 1990. This would cause inaccurate calculation and processing of payments, interest and delinquencies. The Bank uses a third party service bureau to process these transactions. The service bureau for the Bank has advised the Bank that the problem is being resolved and that the year 2000 will not affect the Bank's operations. However, if the service bureau fails to resolve this problem, the Bank could reasonably expect to experience significant delays, errors or failures in their daily operations. These occurrences could have a significant adverse effect on the Bank's financial condition and results of operations. The cost to the Bank to rectify the Year 2000 computer problems is expected to cost approximately $180,000.

Income Taxes

      The Company's income tax expense for the three months ended December 31, 1997 was $98,000, compared to $104,000 for the three months ended December 31, 1996, a decrease of $6,000 or 5.77%. The decrease was primarily the result of a decrease in pretax income.

Liquidity and Capital Resources

      The Company is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Liquidity and Capital Resources - Continued

one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's liquidity ratio was 9.42% at December 31, 1997 and 9.79% at September 30, 1997.

      The Bank is currently able to fund its operations internally. Additional sources of funds include the ability to utilize Federal Home Loan Bank ("FHLB") of Atlanta advances and the ability to borrow against mortgage backed and investment securities. As of December 31, 1997, the Bank had a line of credit with the FHLB of Atlanta of $20,000,000 and had outstanding advances of $4,000,000. Management believes it has ample cash flows and liquidity to meet its loan and investment commitments in the amount of $2,657,000 as of December 31, 1997.

      The following table presents the Bank's capital position based on the December 31, 1997 financial statements.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                               For Capital               Prompt Corrective
                                    Actual                   Adequacy Purposes           Action Provisions
                         -------------------------      -----------------------      ------------------------
                           Amount             %            Amount          %           Amount            %
                           ------             -            ------          -           ------            -
Tangible (1)             $15,541,034        15.82%      $ 1,473,507       1.50%      $   N/A            N/A
Tier I capital (2)        15,541,034        31.58%           N/A          N/A          2,952,540        6.00%
Core (1)                  15,541,034        15.82%        2,947,014       3.00%        4,911,688        5.00%
Risk-weighted (2)         15,729,999        31.97%        3,936,720       8.00%        4,920,900       10.00%



          (1) To adjusted total assets.
          (2) To risk-weighted assets.

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


                              WHG Bancshares Corporation


Date: February 11, 1998       By:   /s/ Peggy J. Stewart
                                    -------------------------------------
                                    Peggy J. Stewart
                                    President and Chief Executive Officer
                                    (duly authorized officer)


Date: February 11, 1998       By:   /s/ Robin L. Taylor
                                    -------------------------------------
                                    Robin L. Taylor
                                    Controller (chief accounting officer)