Form 10QSB
period 1998-03-31
WHG BANCSHARES CORP
filed 1998-05-15
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

   Number of shares of Common Stock outstanding as of May 12, 1998: 1,389,002

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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                                        Pages
                                                                                                                        -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements.........................................................................................3

           Consolidated statements of financial condition at March 31, 1998
           (unaudited) and September 30, 1997...............................................................................3

           Consolidated statements of operations (unaudited) for six months and three months
           Ended March 31, 1998 and March 31, 1997..........................................................................4

           Consolidated statements of cash flows (unaudited) for the six months
           Ended March 31, 1998 and March 31, 1997........................................................................5-6

           Notes to financial statements..................................................................................7-9

      Item 2.  Management's Discussion and Analysis or Plan of Operation................................................10-14


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................................................................15

      Item 2.  Changes in Securities.......................................................................................15

      Item 3.  Defaults upon Senior Securities.............................................................................15

      Item 4.  Submission of Matters to a Vote of Security-Holders.........................................................15

      Item 5.  Other Information...........................................................................................15

      Item 6.  Exhibits and Reports on Form 8-K............................................................................15

Signatures.................................................................................................................16


                          PART I. FINANCIAL INFORMATION

              WHG BANCSHARES CORPORATION AND SUBSIDIARIESPRIVATE ~
              ----------------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                 March 31,      September 30,
                                                                 ---------      -------------
                                                                     1998             1997
                                                                     ----             ----
                                                                   (Unaudited)
        Assets
        ------
Cash                                                            $   1,501,680    $   1,003,528
Interest bearing deposits in other banks                            5,442,620        3,898,946
Federal funds sold                                                  1,320,000        3,481,833
Investment securities available for sale                           11,875,909             --
Other investments                                                  13,100,000        3,750,000
Mortgage backed securities                                          2,649,322        2,845,210
Loans receivable - net                                             77,325,879       78,450,370
Accrued interest receivable - loans                                   382,432          374,561
                            - investments                             202,917           69,230
                            - mortgage backed securities               14,884           15,998
Premises and equipment - net                                          797,085          721,932
Federal Home Loan Bank of Atlanta stock, at cost                      800,000          753,200
Investment in and loans to affiliated corporation                   2,650,000        2,925,000
Deferred income taxes                                                 194,557          116,394
Other assets                                                          209,311          150,517
                                                                -------------   --------------
Total assets                                                    $ 118,466,596    $  98,556,719
                                                                =============   ==============
     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
-----------
   Deposits                                                     $  83,889,622    $  74,186,112
   Federal Home Loan Bank advances                                 13,000,000        4,000,000
   Advance payments by borrowers for taxes and insurance            1,327,511          330,671
   Income taxes payable                                               148,309           64,284
   Other liabilities                                                  144,471          146,519
                                                                -------------   --------------
Total liabilities                                                  98,509,913       78,727,586

Stockholders' Equity
--------------------
   Common  stock $.10 par value; authorized 1,620,062 shares;
     issued  and outstanding 1,389,002 shares in 1998 and
    1,392,415 shares in 1997                                          138,900          139,241
   Additional paid-in capital                                      11,436,150       11,390,312
   Retained earnings (substantially restricted)                     9,449,639        9,381,773
                                                                   ----------       ----------
                                                                   21,024,689       20,911,326
  Unrealized loss on investment securities available for sale         (50,615)             --
  Employee Stock Ownership Plan                                    (1,017,391)      (1,082,193)
                                                                -------------   --------------
Total stockholders' equity                                         19,956,683       19,829,133
                                                                -------------   --------------
Total liabilities and stockholders' equity                      $ 118,466,596    $  98,556,719
                                                                =============   ==============

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                    For Six Months Ended     For Three Months Ended
                                                          March 31,                March 31,
                                                 ------------------------   ------------------------
                                                      1998         1997         1998         1997
                                                      ----         ----         ----         ----
Interest and fees on loans                        $3,032,462   $2,925,285   $1,518,535   $1,476,835
Interest on mortgage backed securities                93,118      101,109       45,967       50,216
Interest and dividends on investment securities      314,529      170,190      222,540      108,414
Other interest income                                303,721      265,095      153,175      121,385
                                                   ---------    ---------    ---------    ---------
Total interest income                              3,743,830    3,461,679    1,940,217    1,756,850

Interest on deposits                               1,792,822    1,579,665      924,690      778,024
Interest on short-term borrowings                    141,300       44,151       79,919       39,667
Interest on long-term borrowings                       5,510          --         5,510          --
                                                   ---------    ---------    ---------    ---------
Total interest expense                             1,939,632    1,623,816    1,010,119      817,691
                                                   ---------    ---------    ---------    ---------
Net interest income                                1,804,198    1,837,863      930,098      939,159
Provision for loan losses                            130,000       30,644      115,000       15,000
                                                   ---------    ---------    ---------    ---------
Net interest income after provision
 for loan losses                                   1,674,198    1,807,219      815,098      924,159

Non-Interest Income
-------------------
   Fees and charges on loans                          14,831       14,622        5,118        6,918
   Fees on transaction accounts                       33,616       22,321       17,313        8,989
   Other income                                       16,178       24,114        7,953       12,025
                                                   ---------    ---------    ---------    ---------
Total non-interest income                             64,625       61,057       30,384       27,932
Non-Interest Expenses
---------------------
   Salaries and related expenses                     805,599      802,575      393,754      381,879
   Occupancy                                          79,058       84,295       38,662       40,128
   FDIC deposit insurance premium                     23,387       44,853       11,589       11,623
   Depreciation of equipment                          23,014       23,889       12,893       11,615
   Advertising                                        51,753       16,875       24,443       11,540
   Data processing costs                              40,086       38,254       21,219       20,158
   Professional services                              86,623       85,299       47,025       39,380
   Other expenses                                    170,766      171,330       89,170       94,199
                                                   ---------    ---------    ---------    ---------
Total non-interest expenses                        1,280,286    1,267,370      638,755      610,522

Income before tax provision                          458,537      600,906      206,727      341,569

Provision for income taxes                           185,818      242,889       87,477      138,662
                                                   ---------    ---------    ---------    ---------
Net income                                        $  272,719   $  358,017   $  119,250   $  202,907
                                                   =========    =========    =========    =========
Basic earnings per share                          $      .22   $      .25   $      .10   $      .14
                                                   =========    =========    =========    =========
Diluted earnings per share                        $      .21   $      .25   $      .09   $      .14
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                            For Six Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                            1998            1997
Operating Activities
--------------------
         Net income                                                    $    272,719    $    358,017
         Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities
          -------------------------------------
                  Amortization of discount on mortgage backed
                   securities                                                  (413)           (413)
                  Amortization of deferred loan fees                        (81,693)        (93,863)
                  Loan fees deferred                                         96,773          43,937
                  Decrease in discount on loans purchased                   (11,636)        (10,031)
                  Other amortization                                           (111)           --
                  Provision for loan losses                                 130,000          30,644
                  Non-cash compensation under stock-based
                   benefit plans                                            164,053         164,581
                  Increase in accrued interest receivable                  (140,444)        (40,478)
                  Loans sold                                                750,000            --
                  Loans originated for sale                                (750,000)           --
                  Provision for depreciation                                 23,014          30,112
                  (Increase) decrease in deferred income tax assets         (46,314)        202,158
                  (Increase) decrease in other assets                       (58,794)         45,122
                  Increase (decrease) in accrued interest payable              (164)            149
                  Increase (decrease) in income taxes payable                84,025        (143,769)
                  Decrease in other liabilities                              (2,048)       (518,471)
                                                                        -----------      ----------
                           Net cash provided by operating activities        428,967          67,695

Cash Flows from Investment Activities
-------------------------------------
         Proceeds from maturing interest bearing deposits                 1,562,019         783,000
         Purchases of interest bearing deposits                          (1,369,272)       (336,583)
         Decrease in securities purchased under agreement to resell            --         2,000,000
         Purchase of investment securities available for sale           (11,958,262)           --
         Purchase of other investments                                  (11,850,000)     (3,000,000)
         Proceeds from maturing other investments                         2,500,000            --
         Principal collected on mortgage backed securities                  196,301          76,035
         Net decrease (increase) in shorter term loans                       26,297        (239,846)
         Loans purchased                                                   (203,488)           --
         Longer term loans originated or acquired                        (6,272,637)     (5,269,574)
         Principal collected on longer term loans                         7,440,875       2,706,076
         Investment in premises and equipment                               (98,167)         (9,765)
         Purchase of stock in Federal Home Loan Bank of Atlanta             (46,800)        (70,400)
         Decrease on investments in and loans to joint ventures             275,000          50,000
                                                                        -----------      ----------
                           Net cash used by investment activities       (19,798,134)     (3,311,057)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                   For Six Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                   1998            1997
                                                                                   ----            ----
Cash Flows from Financing Activities
         Net increase in demand deposits, money
          market, passbook accounts and advances by
          borrowers for taxes and insurance                                    $ (3,062,529)   $  1,418,854
         Net increase (decrease) in certificates of deposit                      13,763,043      (1,132,228)
         Net increase in borrowings                                               9,000,000       4,000,000
         Management Stock Bonus Plan                                                   --          (882,927)
         Dividends on stock                                                        (204,853)       (149,479)
         Stock repurchase                                                           (53,754)     (1,184,669)
                                                                                -----------      ----------
             Net cash provided by financing activities                           19,441,907       2,069,551
                                                                                -----------      ----------

(Decrease) increase in cash and cash equivalents                                     72,740      (1,173,811)
Cash and cash equivalents at beginning of period                                  7,946,628       7,305,109
                                                                                -----------     -----------
Cash and cash equivalents at end of period                                     $  8,019,368    $  6,131,298
                                                                                ===========     ===========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
         Cash                                                                  $  1,501,680    $    302,938
         Interest bearing deposits in other banks                                 5,442,620       3,875,503
         Federal funds sold                                                       1,320,000       2,289,440
         Balance of cash items reflected on                                     -----------     -----------
          Statement of Financial condition                                        8,264,300       6,467,881

             Less - certificates of deposit with original maturities
                    of more than three months that are included in
                    interest-bearing deposits in other banks                       244,932         336,583
                                                                                -----------     -----------
Cash and cash equivalents reflected on the
  Statement of Cash Flows                                                     $   8,019,368    $  6,131,298
                                                                                ===========     ===========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
         Cash paid during the period for:

             Interest                                                          $  1,840,534    $  1,623,667
                                                                                ===========     ===========

             Taxes                                                             $    177,500    $    184,500
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

Note 2 - Basis of Presentation
         ---------------------

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year September 30, 1998 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

Note 3 - Federal Home Loan Advances
         --------------------------

                  During the quarter ended March 31, 1998, the Bank obtained the following advances:

         Description        Rate         Amount          Maturity
         -----------        ----         ------          --------

         FHLB advances      5.71%       $1,000,000        1/08/99
         FHLB advances      5.70%        5,000,000        5/26/98
         FHLB advances      5.51%        6,000,000        3/26/08

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share
         ------------------

         As required, the Company adopted statement of Financial Accounting Standards No. 128 during the quarter ended December 31, 1997. This Statement requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding for the three and six month periods are as follows:

                                Six Months Ended         Six Months Ended
                                 March 31, 1998           March 31, 1997
                            -----------------------   -----------------------
                               Basic       Diluted        Basic       Diluted
                               -----       -------        -----       -------


Net income                  $  272,719   $  272,719   $  358,017   $  358,017

Weighted average shares
 outstanding                 1,229,457    1,229,457    1,434,566    1,434,566

Diluted securities:
   MSBP shares                    --         10,170         --           --
   Options                        --         40,103         --          2,460
                             ---------    ---------    ----------   ---------
Adjusted weighted average
 shares                      1,229,457    1,279,730    1,434,566    1,437,026

Per share amount            $     0.22   $     0.21   $     0.25   $     0.25

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------


                              Three Months Ended        Three Months Ended
                                 March 31, 1998           March 31, 1997
                            -----------------------    ---------------------
                               Basic       Diluted       Basic      Diluted


Net income                  $  119,250   $  119,250   $  202,907   $  202,907

Weighted average shares
 outstanding                 1,230,508    1,230,508    1,434,836    1,434,836

Diluted securities:
   MSBP shares                    --         11,072         --          1,110
   Options                        --         43,336         --          7,789
                             ---------    ---------    ---------    ---------
Adjusted weighted average
 shares                      1,230,508    1,284,916    1,434,836    1,443,735

Per share amount            $     0.10   $     0.09   $     0.14   $     0.14

ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets of the Company were $118,467,000 as of March 31, 1998, compared to $98,557,000 as of September 30, 1997, an increase of $19,910,000 or 20.20%. The increase was primarily attributable to an increase in investment securities of $21,226,000 and an increase in interest-bearing deposits in other banks of $1,544,000. These increases were slightly offset by a decrease in federal funds sold of $2,162,000. The purchase of investments toward the end of March 1998 is part of management's strategy to maximize the high level of equity and to increase profitability. As liquidity levels increased with the inflow of deposits and FHLB advances, the funds were transferred from federal funds to higher yielding bonds. Approximately half of the investments are held as "available for sale" as it is management's intention to use these bonds to fund future loan originations.

         Total liabilities of the Company were $98,510,000 as of March 31, 1998, compared to $78,728,000 as of September 30, 1997, an increase of $19,782,000 or 25.13%. The increase was due to a net increase in deposits of $9,704,000, Federal Home Loan Bank ("FHLB of Atlanta") advances of $9,000,000 and advance payments by borrowers for taxes and insurance of $997,000. The increase in deposits was due to an increase in certificates of deposit of $13,763,000,which was slightly offset by a decline in other deposits of $3,063,000. During the quarter ended March 31, 1998, the Bank borrowed an additional $12,000,000 in short and long term FHLB advances. Management's plan was to take advantage of the low costs of funds and invest the proceeds in higher yielding investments and loan originations. As the borrowings mature, they will be repaid with deposits. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September.

         Stockholders' equity was $19,957,000 as of March 31, 1998, compared to $19,829,000 as of September 30 1997, an increase of $128,000. The increase was due to net income for the period of $273,000 and the allocation of shares to the Stock Based Benefit Plan of $164,000. The increase was offset by a dividend of $205,000, the repurchase of shares of the Company's own stock of $54,000 and a net unrealized loss on securities available for sale of $51,000.

Results of Operations

General

         Net income for the six and three months ended March 31, 1998 was $273,000 and $119,000 respectively, as compared to $358,000 and $203,000 for the same period in 1997. The decrease in net income of $85,000 for the six months ended March 31, 1998 as compared with the same period in 1997 was primarily the result of increases in provision for loan losses, total interest expense and non-interest expense off-set by increases in total interest income and non-interest income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income

         Total interest income for the six and three months ended March 31, 1998 was $3,744,000 and $1,940,000, respectively, compared to $3,462,000 and
$1,757,000 for the same periods in 1997, an increase of $282,000 or 8.15% and $183,000 or 10.42%, respectively. The increase was primarily due to an increase of $7,016,000 and$12,128,000 in the average balance of investment securities for the six and three months ended March 31, 1998.

         The weighted average yield on interest-earning assets was 7.26% and 7.15% for the six and three month periods ended March 31, 1998, as compared to 7.33% for both of the same periods in 1997.

Interest Expense

         Total interest expense for the six and three months ended March 31, 1998 was $1,940,000 and $1,010,000, respectively, compared to $1,624,000 and
$818,000 for the same respective periods in 1997, an increase of $316,000 or 19.46% and $192,000 or 23.47%. The increases resulted primarily from increases in the average dollar amount of deposits of $7,236,000 and $10,339,000, respectively, as the Bank conducted an aggressive advertising campaign for certificates of deposits. The average yields paid were 4.56% and 4.53% for the six and three month periods, compared to 4.43% and 4.36% for the same periods in 1997. The change in yields had little effect on the increases in interest expense. The increases were also the result of increases in the average dollar amount of borrowings of $5,230,000 and $6,261,000, respectively.

         The weighted average rates paid on interest-bearing liabilities were 4.53% and 4.43% for the six and three months ended March 31, 1998, respectively, as compared to 4.44% and 4.38% for the same periods in 1997.

Provision for Loan Losses

         The provision for loan losses for the six and three month periods ended March 31, 1998 was $130,000 and $115,000, respectively, as compared to $31,000 and $15,000 for the same respective periods in 1997.

         During the quarter ended March 31, 1998, the Bank increased its allowance for loan losses by $115,000. Of this increase, $84,000 related to two residential mortgage loans in the amount of $579,000. Subsequent to the quarter ended, the Bank became aware of circumstances that would affect the borrowers' ability to repay their loans. One of the borrowers declared bankruptcy before foreclosure proceedings were initiated and the other borrower's property is scheduled for foreclosure during May 1998. Based upon the additions to the allowance for loan losses, management believes the allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses that the Bank might incur in the future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Provision for Loan Losses - Continued

         The following tables set forth information with respect to the Bank's allowance for loan losses and non-accrual loans at the dates indicated:

                                                                                       March          September
                                                                                      31, 1998        30, 1997
                                                                                      --------        --------
Balance at beginning of period                                                      $   250,000     $   195,000

Charge-Offs:
   Real estate - mortgage                                                               (76,000)         (6,000)

   Addition to loan loss provision                                                      130,000          61,000
                                                                                    -----------     -----------
                                                                                    $   304,000     $   250,000
                                                                                    ===========     ===========

Ratio of net charge-offs during the period to
 Average loans outstanding during the period
                                                                                          0.10%            0.01%
                                                                                    ===========     ===========

                                                                                    At  March      At September
                                                                                     31, 1998        30, 1997
                                                                                    -----------     -----------
Loans accounted for on a non-accrual basis:
   Real estate:
      Permanent loans secured by 1-4 dwelling units                                 $ 1,187,000     $   767,000
      Commercial                                                                         70,000          70,000
                                                                                     ----------      ----------
          Total                                                                     $ 1,257,000     $   837,000
                                                                                     ==========      ==========

Accruing loans which are contractually past due 90 days or more:
    Real estate:
       Permanent loans secured by 1-4 dwelling units $                                     --       $      --
       Commercial                                                                          --              --
           Total                                                                    $      --       $      --
                                                                                     ==========      ==========

Total non-performing loans                                                          $ 1,257,000     $   837,000
                                                                                     ==========      ==========

Total non-accrual loans to net loans                                                       1.63%           1.07%
                                                                                     ==========      ==========

Allowance for loan losses to total non-performing
 loans                                                                                    24.18%          29.86%
                                                                                     ==========      ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-Interest Income

         Other income for the six and three months ended March 31, 1998 was $65,000 and $30,000, respectively, compared to $61,000 and $28,000 for the same respective periods in 1997, increases of $4,000 and $2,000, respectively. The increases for the six and three month periods were primarily due to an increase in transaction accounts of $11,000 and $8,000, respectively. The increases in fees on transaction accounts were due to increased fees on NOW accounts and the Bank installing Automatic Teller Machines and charging customers for usage. The increases were partially off-set by decreases in other income for the same periods.

Non-Interest Expense

         Total non-interest expense for the six and three months ended March 31, 1998 was $1,280,000 and $639,000, respectively, compared to $1,267,000 and
$611,000 for the same respective periods in 1997, increases of $13,000 or 1.03% and $28,000 or 4.58%, respectively. The increases for the six and three month periods were the result of increases in salaries and related expenses, advertising and professional services. Those increases were partially off-set by decreases in SAIF deposit insurance premiums, occupancy and other expenses. The increase in advertising of $35,000 or 205.88% and $13,000 or 108.33% for the six and three months ended March 31, 1998 as compared to the same period in 1997 was due to an aggressive advertising campaign for certificates of deposits. The rate of FDIC deposit insurance premiums declined by approximately 70% from the rate in effect prior to September 30,1996 due to the one time special assessment in 1996 of $506,000. As of January 1,1997, the Bank's premium was reduced to .064% from .23% of insured deposits.

A great deal of publicity has been made about the Computer Year 2000. The Bank uses a third party service bureau to process the calculation and processing payments, interest and delinquencies. The service bureau for the Bank has advised the Bank that the problem is being resolved and that the year 2000 will not affect the Bank's operations. In addition, the Bank is taking steps internally to ensure that all in-house computers are in compliance with the Year 2000 requirements. The cost to the Bank to rectify the Year 2000 computer problems includes hardware and software costs. To date, the Bank has spent $83,000 on these costs and expects to spend an additional $95,000, of which a significant portion has or will be capitalized.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

         The Company's income tax expense for the six and three months ended March 31, 1998 was $186,000 and $87,000, respectively, compared to $243,000 and $139,000 for the same periods in 1997, representing a decrease of $57,000 or 23.46% and $52,000 or 37.41%, respectively. The changes were primarily the result of the variations in pretax income. The effective tax rate for the six and three months ended March 31, 1998, was 40.52% and 42.25%, respectively, compared to 40.42% and 40.60% for the same periods in 1997.

Liquidity and Capital Resources

         The Company is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's liquidity ratio was 8.44% at March 31, 1998 and 9.79% at September 30, 1997.

         The Bank is currently able to fund its operations internally. Additional sources of funds include the ability to utilize Federal Home Loan Bank ("FHLB") of Atlanta advances and the ability to borrow against mortgage backed and investment securities. As of March 31, 1998, the Bank had a line of credit with the FHLB of Atlanta of $20,000,000 and had outstanding advances of $13,000,000. Management believes it has ample cash flows and liquidity to meet its loan and investment commitments in the amount of $8,253,000 as of March 31, 1998.

         The following table presents the Bank's capital position based on the March 31, 1998 financial statements.

                                                                                  To Be Well
                                                                               Capitalized Under
                                                       For Capital             Prompt Corrective
                               Actual               Adequacy Purposes          Action Provisions
                     -----------------------     -----------------------     -----------------------
                        Amount           %          Amount          %          Amount           %
                        ------           -          ------          -          ------           -
Tangible (1)         $15,748,869      13.41%      $1,761,983      1.50%      $   N/A
Tier I capital (2)    15,748,869      28.63%          N/A                     3,300,420        6.00%
Core (1)              15,748,869      13.41%       4,698,623      4.00%       5,873,278        5.00%
Risk-weighted (2)     15,968,834      29.03%       4,400,560      8.00%       5,500,700       10.00%

         (1)  To adjusted total assets.
         (2)  To risk-weighted assets.

                                            PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

               The registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of the kind.

Item 2.        Changes in Securities
               Not applicable

Item 3.        Defaults Upon Senior Securities
               Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               The annual meeting of shareholders of the Company was held on January 20, 1998 and the following matters were voted upon:

               Proposal I - Election of directors with terms to expire in 2001.

                                   FOR               WITHHELD

Herbert A. Davis                 1,206,182            31,285

D. Edward Lauterbach, Jr.        1,206,182            31,285

August J. Seifert                1,205,182            32,285

Herbert W. Spath                 1,205,182            32,285


               Proposal II - The ratification of the amendment to the WHG Bancshares Corporation 1996 Stock Option Plan

                  FOR:              1,058,967
                  AGAINST:            137,810
                  ABSTAIN:              2,810

               Proposal III - The ratification of the amendment to the Heritage Savings Bank, F.S.B. Management Stock Bonus Plan

                  FOR:              1,088,817
                  AGAINST:            128,410
                  ABSTAIN:             15,860

Item 5.        Other Information
               Not applicable

Item 6.        Exhibits and Reports on Form 8-K

               a)   10.5 Amendment to the 1996 Stock Option Plan*

                    10.6 Amendment to the Bank's Management Stock Bonus Plan and
                         Trust Agreement*

                    27   Financial Data Schedule (electronic filing only)

                    * Incorporated by reference to the definitive proxy statement for the special meeting of shareholders on January 20, 1998, filed on December 19, 1997 (file No. 0-27606)

               b)   There were no Form 8-K's filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WHG Bancshares Corporation


Date:    May 12, 1998               By: /s/Peggy J. Stewart
                                        ----------------------------------------
                                        Peggy J. Stewart
                                        President and Chief Executive Officer
                                        (duly authorized officer)


Date:    May 12, 1998               By: /s/Robin L. Taylor
                                        ----------------------------------------
                                        Robin L. Taylor
                                        Controller (chief accounting officer)