Form 10QSB
period 1998-06-30
WHG BANCSHARES CORP
filed 1998-08-12
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

  Number of shares of Common Stock outstanding as of August 10, 1998: 1,389,002

Transitional Small Business Disclosure Format (check one)

                            YES                       NO     X
                                   ---                      ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents

                                                                                                                        Pages
                                                                                                                        -----

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements.........................................................................................3

           Consolidated statements of financial condition at June 30,  1998
           (unaudited) and September 30, 1997...............................................................................3

           Consolidated statements of operations (unaudited) for nine months and three months
           Ended June 30, 1998 and June 30, 1997............................................................................4

           Consolidated statements of cash flows (unaudited) for the nine months
           Ended June 30, 1998 and June 30, 1997..........................................................................5-6

           Notes to financial statements..................................................................................7-9

      Item 2.  Management's Discussion and Analysis or Plan of Operation................................................10-15


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................................................................16

      Item 2.  Changes in Securities.......................................................................................16

      Item 3.  Defaults upon Senior Securities.............................................................................16

      Item 4.  Submission of Matters to a Vote of Security-Holders.........................................................16

      Item 5.  Other Information...........................................................................................16

      Item 6.  Exhibits and Reports on Form 8-K............................................................................16

Signatures.................................................................................................................17

                         PART I - FINANCIAL INFORMATION

                  WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                  -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                               June 30,      September 30,
                                                                            -------------    -------------
                                                                                 1998            1997
                                                                            -------------    -------------
                                                                              (Unaudited)
     Assets
     ------
Cash                                                                        $     986,409    $   1,003,528
Interest bearing deposits in other banks                                        3,255,271        3,898,946
Federal funds sold                                                              3,822,000        3,481,833
Investment securities - available for sale                                     17,994,692             -
Investment securities - held to maturity                                       16,100,000        3,750,000
Mortgage backed securities - held to maturity                                   7,469,127        2,845,210
Loans receivable - net                                                         76,519,219       78,450,370
Accrued interest receivable - loans                                               347,664          374,561
                            - investments                                         573,143           69,230
                            - mortgage backed securities                           42,071           15,998
Premises and equipment - net                                                      835,458          721,932
Federal Home Loan Bank of Atlanta stock, at cost                                1,000,000          753,200
Investment in and loans to affiliated corporation                               2,575,000        2,925,000
Income taxes receivable                                                            62,408             -
Deferred income taxes                                                             221,611          116,394
Other assets                                                                      163,255          150,517
                                                                            -------------    -------------
Total assets                                                                $ 131,967,328    $  98,556,719
                                                                            =============    =============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Deposits                                                                 $  89,843,948    $  74,186,112
   Federal Home Loan Bank advances                                             20,000,000        4,000,000
   Advance payments by borrowers for taxes and insurance                        1,782,491          330,671
   Income taxes payable                                                              -              64,284
   Other liabilities                                                              168,411          146,519
                                                                            -------------    -------------
Total liabilities                                                             111,794,850       78,727,586

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,389,002 shares in
    1998 and 1,392,415 shares in 1997                                             138,900          139,241
   Additional paid-in capital                                                  11,519,249       11,390,312
   Retained earnings (substantially restricted)                                 9,544,668        9,381,773
                                                                            -------------    -------------
                                                                               21,202,817       20,911,326
   Unrealized loss on investment securities available for sale                    (45,349)           -
   Employee Stock Ownership Plan                                                 (984,990)      (1,082,193)
                                                                            -------------    -------------
Total stockholders' equity                                                     20,172,478       19,829,133
                                                                            -------------    -------------
Total liabilities and stockholders' equity                                  $ 131,967,328    $  98,556,719
                                                                            =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                           For Nine Months Ended     For Three Months Ended
                                           ---------------------     ----------------------
                                                   June 30,                 June 30,
                                           ---------------------     ----------------------
                                             1998           1997         1998         1997
                                             ----           ----         ----         ----

Interest and fees on loans                $4,529,548   $4,432,860   $1,497,085   $1,507,575
Interest on mortgage backed securities       219,283      150,645      126,165       49,536
Interest and dividends on investment
 securities                                  857,792      283,001      543,263      112,811
Other interest income                        458,174      396,261      154,453      131,166
                                          ----------   ----------   ----------   ----------
Total interest income                      6,064,797    5,262,767    2,320,966    1,801,088

Interest on deposits                       2,824,529    2,381,083    1,031,707      801,418
Interest on short-term borrowings            263,058      106,359      121,758       62,210
Interest on long term borrowings             158,078         -         152,568         -
                                          ----------   ----------   ----------   ----------
Total interest expense                     3,245,665    2,487,442    1,306,033      863,628
                                          ----------   ----------   ----------   ----------
Net interest income                        2,819,132    2,775,325    1,014,933      937,460
Provision for loan losses                    180,000       45,644       50,000       15,000
                                          ----------   ----------   ----------   ----------
Net interest income after provision for
 loan losses                               2,639,132    2,729,681      964,933      922,460

Non-Interest Income
-------------------
   Fees and charges on loans                  21,766       18,594        6,935        3,972
   Fees on transaction accounts               47,944       34,812       14,328       12,491
   Other income                               24,492       33,627        8,314        9,513
                                          ----------   ----------   ----------   ----------
Total non-interest income                     94,202       87,033       29,577       25,976

Non-Interest Expenses
---------------------
   Salaries and related expenses           1,204,115    1,157,018      398,516      354,443
   Occupancy                                 115,469      122,256       36,411       37,961
   SAIF deposit insurance premium             35,289       56,477       11,902       11,624
   Depreciation of equipment                  40,429       35,849       17,415       11,960
   Advertising                                84,335       32,706       32,582       15,831
   Data processing costs                      62,219       56,662       22,133       18,408
   Professional services                     135,085      130,569       48,462       43,946
   Other expenses                            276,996      246,636      106,230       76,628
                                          ----------   ----------   ----------   ----------
Total non-interest expenses                1,953,937    1,838,173      673,651      570,801
                                          ----------   ----------   ----------   ----------


Income before tax provision                  779,397      978,541      320,859      377,635

Provision for income taxes                   309,632      389,214      123,814      146,325
                                          ----------   ----------   ----------   ----------
Net income                                $  469,765   $  589,327   $  197,045   $  231,310
                                          ==========   ==========   ==========   ==========

Basic earnings per share                  $      .38   $      .41   $      .16   $      .16
                                          ==========   ==========   ==========   ==========

Diluted earnings per share                $      .37   $      .41   $      .15   $      .16
                                          ==========   ==========   ==========   ==========

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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                             For Nine Months Ended
                                                                          -----------------------------
                                                                              June 30,        June 30,
                                                                              --------        --------
                                                                                1998            1997
                                                                                ----            ----
Operating Activities
         Net income                                                       $    469,765    $    589,327
         Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities
          ------------------------------------------
                  Amortization of discount on mortgage backed
                   securities                                                     (522)           (619)
                  Amortization of premium on mortgage backed
                    securities                                                     185            -
                  Amortization of deferred loan fees                          (139,062)       (134,094)
                  Loan fees deferred                                           140,923          64,491
                  Decrease in discount on loans purchased                      (16,406)        (15,749)
                  Provision for loan losses                                    180,000          45,644
                  Non-cash compensation under stock-based
                   benefit plans                                               279,553         248,806
                  Increase in accrued interest receivable                     (503,089)        (75,521)
                  Provision for depreciation                                    50,604          45,185
                  (Increase) decrease in deferred income tax                   (45,095)        202,158
                  Increase in prepaid income taxes                             (62,408)           -
                  (Increase) decrease in other assets                          (12,738)         62,392
                  Decrease in accrued interest payable                             (95)         (1,647)
                  Decrease in income taxes payable                             (64,284)       (202,344)
                  Increase (decrease) in other liabilities                      21,892        (511,284)
                                                                           -----------      ----------
                           Net cash provided by operating activities           299,223         316,745

Cash Flows from Investment Activities
-------------------------------------
         Proceeds from maturing interest bearing deposits                    1,759,019         683,000
         Purchases of interest bearing deposits                             (1,568,589)       (295,000)
         Decrease in securities purchased under an
          agreement to resell                                                     -          2,000,000
         Purchase of securities available for sale                         (23,100,050)           -
         Proceeds from maturing securities - available for sale              5,000,000            -
         Proceeds from maturing securities - held to maturity                7,000,000       1,000,000
         Purchase of securities - held to maturity                         (19,350,000)     (3,000,000)
         Purchase of mortgage backed securities - held to maturity          (4,958,225)           -
         Principal collected on mortgage backed securities - held
          to maturity                                                          334,645         113,795
         Net decrease (increase) in shorter term loans                         112,570        (126,398)
         Loans purchased                                                      (203,488)           -
         Longer term loans originated or acquired                           (9,987,650)     (8,317,894)
         Principal collected on longer term loans                           11,844,264       4,766,724
         Investment in premises and equipment                                 (164,130)        (16,277)
         Purchase of stock in Federal Home Loan Bank
          of Atlanta                                                          (246,800)        (70,400)
         (Increase) decrease on investment in and loans
          to joint ventures                                                    350,000         (50,000)
                                                                           -----------      ----------
                           Net cash used by investment  activities         (33,178,434)     (3,312,450)


                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                          For Nine Months Ended
                                                                          ---------------------
                                                                          June 30,        June 30,
                                                                          --------        --------
                                                                            1998            1997
                                                                            ----            ----
Cash Flows from Financing Activities
         Net (decrease) increase in demand deposits, money
          market, passbook accounts and advances by
          borrowers for taxes and insurance                             $(2,680,914)   $  1,403,341
         Net increase in certificates of deposit                         19,790,552       1,561,501
         Net increase in borrowings                                      16,000,000       4,000,000
         Management Stock Bonus Plan                                           -           (882,927)
         Dividends on stock                                                (306,870)       (216,315)
         Stock repurchase                                                   (53,754)     (2,281,234)
                                                                       ------------    ------------
                           Net cash provided by financing activities     32,749,014       3,584,366
                                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents                           (130,197)        588,661
Cash and cash equivalents at beginning of period                          7,946,628       7,305,109
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  7,816,431    $  7,893,770
                                                                       ============    ============

The following is a Summary of Cash and Cash Equivalents:
         Cash                                                          $    986,409    $    617,600
         Interest bearing deposits in other banks                         3,255,271       3,215,642
         Federal funds sold                                               3,822,000       4,455,528
                                                                       ------------    ------------
         Balance of cash items reflected on
          Statement of Financial Condition                                8,063,680       8,288,770

                  Less - certificates of deposit with original
                          maturities of more than three months
                          that are included in interest
                          bearing deposits in other banks                   247,249         395,000
                                                                       ------------    ------------
Cash and cash equivalents reflected on the
 Statement of Cash Flows                                               $  7,816,431    $  7,893,770
                                                                       ============    ============

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the year for:

                  Interest                                             $  3,245,570    $  2,489,089
                                                                       ============    ============

                  Taxes                                                $    538,851    $    390,500
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

Note 2 - Basis of Presentation
         ---------------------

              The accompanying unaudited consolidated financial statements  have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year September 30, 1998 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

Note 3 - Federal Home Loan Advances
         --------------------------

              During the quarter ended June 30, 1998, the Bank obtained the following advances:

          Description      Rate          Amount         Maturity
          -----------      ----          ------         --------

         FHLB advances     5.68%       $ 5,000,000      08/26/98
         FHLB advances     5.80%         2,000,000      11/06/98
         FHLB advances     6.02%         1,000,000      12/09/98
         FHLB advances     5.71%         1,000,000      01/08/99
         FHLB advances     5.52%         5,000,000      04/02/03
         FHLB advances     5.51%         6,000,000      03/26/08
                                        ----------
                                       $20,000,000
                                        ==========

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


                                Nine Months Ended         Nine Months Ended
                                  June 30, 1998             June 30, 1997
                                ------------------       -------------------
                                Basic      Diluted        Basic      Diluted
                                -----      -------        -----      -------

Net income                  $  469,765   $  469,765   $  589,327   $  589,327

Weighted average shares
 outstanding                 1,230,887    1,230,887    1,433,936    1,433,936

Diluted securities:
   MSBP shares                    -          10,228         -             801
   Options                        -          40,310         -           5,034
                             ---------    ---------    ---------    ---------

Adjusted weighted average
 shares                      1,230,887    1,281,425    1,433,936    1,439,771

Per share amount            $     0.38   $     0.37   $     0.41   $     0.41

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------

                             Three Months Ended         Three Months Ended
                                June 30, 1998             June 30, 1997
                            -----------------------   -----------------------
                               Basic       Diluted      Basic        Diluted
                               -----       -------      -----        -------


Net income                  $  197,045   $  197,045   $  231,310   $  231,310

Weighted average shares
 outstanding                 1,233,748    1,233,748    1,432,676    1,432,676

Diluted securities:
   MSBP shares                    -          10,400         -           2,135
   Options                        -          40,925         -          11,395
                             ---------    ---------    ---------    ---------
Adjusted weighted average
 shares                      1,233,748    1,285,073    1,432,676    1,446,206

Per share amount            $     0.16   $     0.15   $     0.16   $     0.16

Item 2
------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     Total assets of the Company were $131,967,000 as of June 30, 1998, compared to $98,557,000 as of September 30, 1997, an increase of $33,410,000 or 33.90%.
The increase was primarily attributable to a net increase in investment securities available for sale and held to maturity of $30,345,000 and an increase in mortgage backed securities of $4,624,000. These increases were slightly offset by a decrease in loans of $1,931,000. The purchase of investments is part of management's strategy to maximize the high level of equity and to increase profitability. As liquidity levels increased with the inflow of deposits and FHLB advances, and the funds used to purchase higher yielding bonds and mortgage backed securities. Of the total increase in investment securities, approximately $18.0 million of the investments are held as "available for sale" as it is management's intention to use these bonds to fund future loan originations.

     Total liabilities of the Company were $111,795,000 as of June 30, 1998, compared to $78,728,000 as of September 30, 1997, an increase of $33,067,000 or 42.00%. The increase was due to a net increase in deposits of $15,658,000, Federal Home Loan Bank ("FHLB of Atlanta") advances of $16,000,000 and advance payments by borrowers for taxes and insurance of $1,452,000. The increase in deposits was due to an increase in certificates of deposit of $19,791,000,which was slightly offset by a decline in other deposits of $2,681,000. During the quarter ended June 30, 1998, the Bank borrowed an additional $12,000,000 in short and long term FHLB advances. Management's plan was to take advantage of the low costs of funds and invest the proceeds in higher yielding investments and loan originations. As the borrowings mature, they will be repaid with deposits. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September.

     Stockholders' equity was $20,172,000 as of June 30, 1998, compared to $19,829,000 as of September 30 1997, an increase of $343,000. The increase was due to net income for the period of $470,000 and the allocation of shares to the Stock Based Benefit Plan of $280,000. The increase was offset by a dividend of $307,000, the repurchase of shares of the Company's own stock of $54,000 and a net unrealized loss on securities available for sale of $45,000.

Results of Operations

General

     Net income for the nine and three months ended June 30, 1998 was $470,000 and $197,000 respectively, as compared to $589,000 and $231,000 for the same period in 1997. The decrease in net income of $119,000 for the nine months ended June 30, 1998 as compared with the same period in 1997 was primarily the result of increases in provision for loan losses, total interest expense and non-interest expense off-set by increases in total interest income and non-interest income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income

     Total interest income for the nine and three months ended June 30, 1998 was $6,065,000 and $2,321,000, respectively, compared to $5,263,000 and $1,801,000 for the same periods in 1997, an increase of $802,000 or 15.24% and $520,000 or 28.87%, respectively. The increase was primarily due to an increase of $13,746,000 and$27,207,000 in the average balance of investment securities for the nine and three months ended June 30, 1998. The weighted average yield on interest-earning assets was 7.30% and 7.35% for the nine and three months ended June 30, 1998, as compared to 7.34% and 7.37 for the same periods in 1997.

Interest Expense

     Total interest expense for the nine and three months ended June 30, 1998 was $3,246,000 and $1,306,000, respectively, compared to $2,487,000 and $864,000 for the same respective periods in 1997, an increase of $759,000 and $442,000, respectively. The increases resulted primarily from increases in the average dollar amount of deposits of $10,070,000 and $15,738,000, respectively, as the Bank conducted an aggressive advertising campaign for certificates of deposits. The average yields paid were 4.60% and 4.68% for the nine and three month periods, compared to 4.42% for both the same periods in 1997. The change in yields had little effect on the increases in interest expense. The increases were also the result of increases in the average dollar amount of borrowings of $8,547,000 and $15,180,000, respectively. The weighted average rates paid on interest-bearing liabilities were 4.63% and 4.78% for the nine and three months ended June 30, 1998, respectively, as compared to 4.43% and 4.41% for the same periods in 1997.

Provision for Loan Losses

     The provision for loan losses for the nine and three month periods ended June 30, 1998 was $180,000 and $50,000, respectively, as compared to $46,000 and $15,000 for the same respective periods in 1997.

     During the quarter ended June 30, 1998, the Bank increased its allowance for loan losses by $50,000. Of this increase, $35,000 related to one residential mortgage loan in the amount of $273,000. In May, the property underlying the loan was sold to an independent third party at a loss of $35,000, resulting in the Bank's reevaluation of reserves. The sale is to be ratified in July, 1998 and the Bank will finance the new loan at market conditions. Based upon the additions to the allowance for loan losses, management believes the allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses that the Bank might incur in the future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Provision for Loan Losses - Continued

     The following tables set forth information with respect to the Bank's allowance for loan losses and non-accrual loans at the dates indicated:


                                                         June        September
                                                       30, 1998       30, 1997
                                                       ---------     ---------
Balance at beginning of period                         $ 250,000     $ 195,000

Charge-Offs:
   Real estate - mortgage                                (76,000)       (6,000)

   Addition to loan loss provision                       180,000        61,000
                                                       ---------     ---------
                                                       $ 354,000     $ 250,000
                                                       =========     =========
Ratio of net charge-offs during the period to
 Average loans outstanding during the period               0.10%          0.01%
                                                       ========      =========

                                                       At  June     At September
                                                       30, 1998       30, 1997
                                                       ---------     ---------
Loans accounted for on a non-accrual basis:
   Real estate:
      Permanent loans secured by 1-4 dwelling units    $ 776,000     $ 767,000
      Commercial                                            --          70,000
                                                       ---------     ---------
          Total                                        $ 776,000     $ 837,000
                                                       =========     =========

Accruing loans which are contractually past
 due 90 days or more:
    Real estate:
       Permanent loans secured by 1-4 dwelling units   $    -        $    -
       Commercial                                         81,000          -
                                                       ---------     ---------
           Total                                       $  81,000     $    -
                                                       =========     =========
Total non-performing loans                             $ 857,000     $ 837,000
                                                       =========     =========
Total non-accrual loans to net loans                        1.12%         1.07%
                                                       =========     =========
Allowance for loan losses to total non-performing
 loans                                                     41.31%        29.86%
                                                       =========     =========

                                      -12

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Non-Interest Income

     Other non-interest income for the nine and three months ended June 30, 1998 was $94,000 and $30,000, respectively, compared to $87,000 and $26,000 for the same respective periods in 1997, increases of $7,000 and $4,000, respectively. The increases for the nine and three month periods were primarily due to an increase in transaction accounts of $13,000 and $2,000, respectively. The increases in fees on transaction accounts were due to increased fees on NOW accounts and the Bank installing an Automatic Teller Machine and charging non-customers for usage. The increases were partially off-set by decreases in other income for the same periods due to the decline of $7,000 in rental income. In April 1997, the Bank's second floor tenant did not renew their lease.

Non-Interest Expense

     Total non-interest expense for the nine and three months ended June 30, 1998 was $1,954,000 and $674,000, respectively, compared to $1,838,000 and
$571,000 for the same respective periods in 1997, increases of $116,000 or 6.31% and $103,000 or 18.04%, respectively. The increases for the nine and three month periods were the result of increases in salaries and related expenses, advertising, data processing costs and professional services. Those increases were partially off-set by decreases in SAIF deposit insurance premiums for the nine month period and occupancy and other expenses for the nine and three month periods. The increase in salaries and related expenses of $47,000 and $44,000, respectively, was the result of general merit increases and increased costs associated with the Company's Employee Stock Ownership Plan. The increase in advertising of $52,000 and $17,000, respectively, for the nine and three months ended June 30, 1998 as compared to the same period in 1997 was due to an aggressive advertising campaign for certificates of deposits. The increase in data processing costs of $5,557 and $3,725, respectively, for the nine and three months ended June 30, 1998 as compared to the same period in 1997 was due to expenses associated in complying with the Year 2000 requirements. The rate of FDIC deposit insurance premiums declined by approximately 70% from the rate in effect prior to September 30,1996 due to the one time special assessment in 1996 of $506,000. As of January 1,1997, the Bank's premium was reduced to .064% from
 .23% of insured deposits. Occupancy expense declined $6,787 and $1,550, respectively, for the nine and three months ended June 30, 1998 as compared to the same periods in 1997 due to a decline in repairs and maintenance. The increase in other expenses of $30,000 for both periods was the result of return check losses of $24,000. The Bank is pursuing legal action against the individuals for repayment of the funds.

     A great deal of publicity has been made about the Computer Year 2000. The Bank uses a third party service bureau to process the calculation and processing payments, interest and delinquencies. The service bureau for the Bank has advised the Bank that the problem is being resolved and that the year 2000 will not affect the Bank's operations. In addition, the Bank is taking steps internally to ensure that all in-house computers are in compliance with the Year 2000 requirements. The cost to the Bank to rectify the Year 2000 computer problems includes hardware and software costs. To date, the Bank has spent $167,000 on these costs and expects to spend an additional $15,000, of which a significant portion has or will be capitalized.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

     The Company's income tax expense for the nine and three months ended June 30, 1998 was $310,000 and $124,000, respectively, compared to $389,000 and
$146,000 for the same periods in 1997, representing a decrease of $79,000 or 20.31% and $22,000 or 15.07%, respectively. The changes were primarily the result of the variations in pretax income. The effective tax rate for the nine and three months ended June 30, 1998, was 39.73% and 38.59%, respectively, compared to 39.78% and 38.75% for the same periods in 1997.

Liquidity and Capital Resources

     The Company is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's liquidity ratio was 7.07% at June 30, 1998 and 9.79% at September 30, 1997.

     The Bank is currently able to fund its operations internally. Additional sources of funds include the ability to utilize Federal Home Loan Bank ("FHLB") of Atlanta advances and the ability to borrow against mortgage backed and investment securities. As of June 30, 1998, the Bank had a line of credit with the FHLB of Atlanta of $20,000,000 and had outstanding advances of $20,000,000. Management believes it has ample cash flows and liquidity to meet its loan and investment commitments in the amount of $3,122,000 as of June 30, 1998.

     The Company announced on July 30, 1998 that the Board of Directors had declared a special cash distribution of $3.00 per share. In addition, the Company announced the declaration of the regular quarterly dividend of $.08 per share. Both distributions will be paid on September 10, 1998, to shareholders of record as of August 13, 1998.

     The Company estimates that the entire amount of the $3.00 per share special distribution would be treated as a return of capital distribution. The $3.00 return of capital would be treated as a reduction in the cost basis of each share and would not be subject to income tax as a dividend to shareholders. However, a final determination as to an exact amount of the return of capital portion of the special distribution cannot be made until after December 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources - Continued

     The following table presents the Bank's capital position based on the June 30, 1998 financial statements.

                                                                             To Be Well
                                                                          Capitalized Under
                                                    For Capital           Prompt Corrective
                                Actual           Adequacy Purposes        Action Provisions
                                ------           -----------------        -----------------
                        Amount          %         Amount         %        Amount        %
                      ----------      -----      ---------      ----      ---------   -----
Tangible (1)         $15,999,000      12.21%   $ 1,966,000      1.50%    $   N/A       N/A
Tier I capital (2)    15,999,000      28.33%        N/A          N/A      3,388,000    6.00%
Core (1)              15,999,000      12.21%     3,933,000      3.00%     6,554,000    5.00%
Risk-weighted (2)     16,234,000      28.75%     4,518,000      8.00%     5,647,000   10.00%



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


Item 4.            Submission of Matters to a Vote of Security Holders

                   Not applicable


Item 5.            Other Information

                   Not applicable.


Item 6.            Exhibits and Reports on Form 8-K

      (a)          10.1   Amendment to Employment Agreement between the Bank and Peggy J. Stewart

                   10.2   Form of Restated Severance Agreement between the Bank and Robin L. Taylor,

                          Diana L. Rohrback, Nicholas C. Tracht and Daniel J. Gallagher

                   27     Financial Data Schedule (electronic filing only)

      (b) There were no Form 8-K's filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WHG Bancshares Corporation

Date:    August 10, 1998     By:      /s/Peggy J. Stewart
                                      -------------------

                                      Peggy J. Stewart

                                      President and Chief Executive Officer

                                      (duly authorized officer)




Date:    August 10, 1998     By:      /s/Robin L. Taylor
                                      ------------------

                                      Robin L. Taylor

                                      Controller (chief accounting officer)