Form 10KSB40
period 1998-09-30
WHG BANCSHARES CORP
filed 1998-12-22
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1998

[ ]  Transition  report  pursuant  to  section  13  or  15(d) of the  Securities
     Exchange Act of 1934 For the transition period from          to           .
                                                         --------    ----------

Commission File No. 0-27606

                           WHG Bancshares Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Maryland                                      52-1953867
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
               or Organization)                              Identification No.)

1505 York Road, Lutherville, Maryland                                21093
-------------------------------------                                -----
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (410) 583-8700
                                                                --------------

Securities registered under Section 12(b) of the Exchange Act:       None
                                                                    ------

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

         State issuer's revenues for its most recent fiscal year:   $8,854,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 4, 1998, was $10.8 million.

         As of December 4, 1998, there were issued and outstanding 1,385,780 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES   NO  X
                                                                        --   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1998. (Parts I and II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1998. (Part III)

                                     PART I

         WHG Bancshares Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business
--------------------------------

General

         The Company is a Maryland corporation organized in December of 1995 at the direction of Heritage Savings Bank, F.S.B. (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On March 29, 1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the conversion.

         The Bank which was founded in 1902 under the name West Baltimore Building Association is a federally chartered stock savings bank headquartered in Lutherville, Maryland. In 1975, the Bank changed its name to Heritage Savings Association and in 1987, the Bank became a federal savings bank and changed its name to "Heritage Savings Bank, F.S.B.". The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1954. The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System. The Bank has investments in two service corporations. See " -- Subsidiary Activity."

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

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                                           At September 30,
                                                            ----------------------------------------------
                                                                     1998                    1997
                                                            ----------------------    --------------------
                                                                 $          %             $           %
                                                            ---------   ----------    --------    --------
                                                                             (In thousands)
Type of Loans:
  Residential.....................................           $67,149      86.07       $ 72,195      89.59%
  Commercial (real estate)........................             4,799       6.15          3,242       4.02
  Construction loans..............................             1,968       2.52          1,462       1.82
  Lines of credit.................................             2,031       2.60          1,620       2.01
  Land/lot........................................               952       1.22            682        .85
  Home improvement loans..........................                 6        .01              7        .01
  Savings account loans...........................               261        .33            300        .37
  Commercial loans secured by lease
    finance receivables...........................               853       1.10          1,075       1.33
                                                              ------     ------         ------     ------
                                                             $78,019     100.00%        80,583     100.00%
                                                                         ======                    ======

Less:
  Undisbursed portion of loans in process.........            (1,714)                   (1,198)
  Deferred loan origination fees..................              (521)                     (538)
  Allowance for loan losses.......................              (301)                     (250)
  Unamortized discount on loans purchased.........              (125)                     (147)
                                                              ------                  --------
Total loans, net..................................            75,358                  $ 78,450
                                                              ======                  ========

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $16.6 million for the year ended September 30, 1998. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                               Due after
                                  Due within   1 through   Due after
                                    1 year      5 years     5 years     Total
                                    ------      -------     -------     -----
                                                  (In thousands)

1-4 family real estate mortgage...     $227      $1,123     $65,673    $67,113
Other residential commercial......       --         541       5,252      5,793
Construction......................       --          --       1,968      1,968
Consumer..........................      261          --          --        261
Lines of credit...................    1,631         400          --      2,031
Commercial loans secured by lease
  finance receivables.............      134         719          --        853
                                     ------      ------      ------     ------
                                    $ 2,253      $2,783     $72,983    $78,019
                                     ======      ======      ======     ======


         The following table sets forth the dollar amount of all loans due after September 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                                  Floating or
                                                 Fixed Rates    Adjustable Rates      Total
                                                 -----------    ----------------      -----
                                                           (In thousands)
1-4 family real estate mortgage..............       $35,080           $31,806        $66,886
Other........................................         4,156             1,637          5,793
Construction.................................         1,968                --          1,968
Lines of Credit..............................            --               400            400
Commercial loans secured by lease finance
  receivables................................           719                --            719
                                                     ------            ------         ------
    Total....................................       $41,923           $33,843        $75,766
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

         Commercial Loans. Commercial loan portfolio consist primarily of loans secured by real estate, such as church loans and small office building loans. Loans secured by commercial property may be in amounts up to 75% of the appraised value for a maximum term of 25 years. Commercial lending entails significant additional risks when compared with one- to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 15 days of the date of issuance. At September 30, 1998, the Bank had $1.1 million of commitments to cover originations and $1.7 million in undisbursed funds for loans in process. Management believes that virtually all of the Bank's commitments will be funded.

         Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Bank's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is greater. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Bank's maximum loan to one borrower limit was approximately $2.5 million at September 30, 1998.

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


                                                                                       At September 30,
                                                                                       ----------------
                                                                                       1998       1997
                                                                                      -------   -------
                                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...........................            $  383     $  767
  Commercial..............................................................                --         70
                                                                                       -----     ------
Total non-accrual loans...................................................               383        837
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...........................                --         --
Non-mortgage loans:
  Consumer................................................................                --         --
                                                                                       -----     ------
Total accruing loans greater than 90 days past due........................                --         --
                                                                                       -----     ------
Total non-performing loans................................................            $  383     $  837
                                                                                       =====      =====
Foreclosed real estate....................................................                --         --
                                                                                       =====      =====
Total non-performing assets...............................................            $  383     $  837
                                                                                       =====      =====
Total non-accrual and accrual loans to net loans..........................               .51%      1.07%
                                                                                       =====      =====
Allowance for loan losses to total non-performing loans,
  including loans contractually past due 90 days or more..................             78.59%     29.86%
                                                                                       =====      =====

Total non-accrual and accrual loans to total assets.......................               .29%       .85%
                                                                                       =====      =====
Total non-performing assets to total assets...............................               .29%       .85%
                                                                                       =====      =====



         Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $25,391 for the year ended September 30, 1998.

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

         On the basis of management's review of its assets at September 30, 1998, the Bank had $334,000, and $1,586,000 classified as substandard and special mention assets, respectively. The Bank had no doubtful or loss assets at September 30, 1998.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                         At September 30,
                                                   ----------------------------
                                                      1998               1997
                                                   --------            --------
                                                           (In thousands)

Total loans outstanding..........................   $75,358            $78,450
                                                     ======             ======
Average loans outstanding........................   $77,911            $78,643
                                                     ======             ======
Allowance balances (at beginning of period)......   $   250            $   195
Provision (credit):
  Residential....................................       185                 61
  Commercial real estate.........................        10                 --
  Consumer.......................................                           --
Net (charge-offs) recoveries:
  Residential....................................      (144)                (6)
  Commercial real estate.........................        --                 --
  Consumer.......................................        --                 --
                                                    -------            -------
Allowance balance (at end of period).............   $   301            $   250
                                                    =======            =======
Allowance for loan losses as a percent
  of total loans outstanding.....................       .40%               .32%
Net loans charged off as a percent of
  average loans outstanding......................       .39%               .01%


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                    September 30,
                                              -----------------------------------------------------
                                                      1998                         1997
                                              --------------------------   ------------------------
                                                         % of Loans in               % of Loans in
                                                         Each Category               Each Category
                                               Amount    To Total Loans    Amount   To Total Loans
                                               ------    --------------    ------   --------------
                                                                (Dollars in thousands)
Real estate:
  Residential mortgage......................   $ 157         86.08%        $ 116        89.60%
  Commercial (real estate)..................      61          6.15            51         4.02
  Construction .............................      68          2.52            68         1.82
  Lines of credit...........................       4          2.60             4         2.01
  Land/lot..................................       1          1.22             1          .85
  Consumer..................................      --           .33            --          .37
  Commercial loans secured by lease
    finance receivables.....................      10          1.10            10         1.33
                                                ----        ------          ----      -------
                                               $ 301        100.00%        $ 250       100.00%
                                                ====        ======          ====      =======

Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available-for-sale or investments securities held-to-maturity in accordance with SFAS No. 115. At September 30, 1998, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's securities available-for-sale and investment securities held-to-maturity portfolios at September 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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

         The Bank's mortgage-backed securities were classified as held-to-maturity at September 30, 1998 and were all issued by GNMA or FNMA, representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

                                                            At September 30,
                                                      --------------------------
                                                         1998            1997
                                                      ---------       ----------
                                                           (In thousands)
Investment securities available for sale:
Equity Investments.................................   $    562        $    --
Federal Home Loan Bank bonds                            14,630             --
                                                       -------         ------
Total Investment Securities available for sale.....   $ 15,192        $    --
                                                       -------         ------
Investment securities held to maturity:
Federal National Mortgage Association bonds........   $  3,750        $   500
Federal Home Loan Bank bonds.......................     10,850          2,250
Federal Home Loan Mortgage Corporation bonds.......         --          1,000
                                                       -------         ------
   Total investment securities held to maturity....     14,600        $ 3,750
                                                       -------         ------

Interest-bearing deposits in other banks...........   $  9,849        $ 3,899
Federal funds sold.................................      3,394          3,482
Mortgage-backed securities.........................      7,276          2,845
FHLB stock.........................................      1,000            753
                                                        ------         ------
   Total ..........................................    $51,311        $14,729
                                                        ======         ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at September 30, 1998. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                 More than One to More than Five to
                              One Year or Less      Five Years       Ten Years     More than Ten Years   Total Investment Securities
                            ------------------  ----------------- ---------------- -------------------  ----------------------------
                            Carrying  Average   Carrying  Average Carrying Average Carrying Average      Carrying   Average   Market
                            Value     Yield       Value   Yield     Value  Yield    Value   Yield        Value      Yield     Value
                            -----     -----       -----   -----     -----  -----    -----   -----        -----      -----     -----
                                                                    (Dollars in thousands)

Equity Investments: ......     --        --         --     --       --     --        562        --          562        --      562
Federal Home Loan Bank
  bonds available for sale     --        --         --     --       --     --     14,630      6.92       14,630      6.92   14,630
Federal Home Loan Bank
  bonds held to maturity .    250      6.81         --     --       --     --      3,500      6.94        3,750      6.94    3,784
Federal National Mortgage
  Association bonds
  held to maturity .......     --        --         --     --      250    7.00    10,600      6.93       10,850      6.93   10,923
Interest-bearing deposits
  in other banks .........  9,849      5.73         --     --       --      --        --        --        9,849      5.73    9,849
Federal funds sold .......  3,394      5.62         --     --       --      --        --        --        3,394      5.62    3,394
Mortgage-backed securities     27      8.00          3   8.00      271    7.55     6,975      6.74        7,276      6.78    7,459
FHLB stock ...............   --          --         --     --       --      --     1,000      7.56        1,000      7.56    1,000
                           ------                 ----             ---            ------                  -----             ------
     Total ............... 13,520      5.73          3   8.00      521    7.28    37,267      6.77       51,311      6.50   51,601
                           ======      ====       ====   ====      ===    ====    ======      ====       ======      ====   ======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1998, the Bank had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                                     Certificates
                                                     of Deposits
                                                     -----------
Maturity Period                                     (In thousands)
---------------
Within three months.......................              $   102
Three through six months..................                  644
Six through twelve months.................                1,897
Over twelve months........................                3,241
                                                        -------
                                                        $ 5,884
                                                        =======

Borrowings

         The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1998, the Bank had $20.0 million borrowings from the FHLB of Atlanta.


                                                                      During the Year Ended
                                                                          September 30,
                                                                    ---------------------------
                                                                      1998               1997
                                                                    --------           --------
                                                                          (In thousands)
Maximum amount of borrowings outstanding at any month end:
  Advances from Federal Home Loan Bank.........................     $20,000             $4,000
Approximate average short-term borrowings outstanding
with respect to:
  Advances from Federal Home Loan Bank.........................     $ 6,917             $2,833
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank.........................        5.63%              5.71%


Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At September 30, 1998, the Bank had investments in two service corporation, incorporated under Maryland law.

         Bankers Affiliate - BA

         BA was formed in April 1983 as a service corporation for the purpose of originating consumer loans. BA is equally owned by the Bank as other local thrift institutions. At September 30, 1998, the Bank's investment totalled $2,575,000 and had a loan payable from this subsidiary of $2,550,000.

         Mapleleaf Mortgage Corporation - MMC

         MMC was formed in June 1996 and is a wholly-owned subsidiary of the Bank. The purpose of MMC is to engage in mortgage brokerage activities. At September 30, 1998, the Bank's investment totalled $41,691.

Employees

         At September 30, 1998, the Bank had 25 full-time and 8 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1998, the Bank was in compliance with its QTL requirement with 86.82% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1998, the Bank's required liquid asset ratio was 4%.


         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

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
------------------------------------------------------------------

         The information contained under the section captioned "Market Price of the Common Stock" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 (the "Annual Report"), is incorporated herein by reference.

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

--------------------------------------------------------------------------------
Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

--------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated statements of financial condition of WHG Bancshares Corporation as of September 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended September 30, 1998, together with the related notes and the independent auditors' report of Anderson Associates, LLP independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:

                            3(i)    Articles of  Incorporation  of WHG  Bancshares Corporation *
                           3(ii)    Bylaws  of  WHG   Bancshares Corporation *
                           10.1     Amendment to Employment Agreement with Peggy J. Stewart **
                           10.2     Restated Severance Agreement with Robin L. Taylor **
                           10.3     Restated Severance Agreement with Diana Rohrback **
                           10.4     Restated Severance Agreement with Nicholas Tracht **
                           10.5     Amendment to the 1996 Stock Option Plan ***
                           10.6     Amendment to Management Stock Bonus Plan and Trust Agreement ***
                           13       Annual Report to Stockholders for the fiscal year ended September 30,
                                    1998
                           21       Subsidiaries of the Registrant (See  Item 1 - Description  of  Business)
                           23       Consent of Anderson Associates, LLP
                           27       Financial Data Schedule (electronic filing only)


---------------------
*        Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.
**       Incorporated by reference to the June 30, 1998 Form 10-QSB filed with the SEC on August 12,
         1998.
***      Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.


         (b)      Not applicable


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 22, 1998.

                             WHG BANCSHARES CORPORATION


                             By: /s/ Peggy J. Stewart
                                 -----------------------------------------------
                                 Peggy J. Stewart
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 22, 1998.

/s/ Peggy J. Stewart                    /s/ Robin L. Taylor
------------------------------------    --------------------------------------------
Peggy J. Stewart                        Robin L. Taylor
President, Chief Executive Officer      Controller
  and Director                          (Principal Accounting and Financial Officer)
(Principal Executive Officer)



/s/ John E. Lufburrow                   /s/ Herbert A. Davis
------------------------------------    --------------------------------------------
John E. Lufburrow                       Herbert A. Davis
Chairman of the Board                   Director


/s/ Philip W. Chase, Jr.                /s/ D. Edward Lauterbach, Jr.
------------------------------------    --------------------------------------------
Philip W. Chase, Jr.                    D. Edward Lauterbach, Jr.
Director                                Director


/s/ Urban P. Francis, Jr.               /s/ Edwin C. Muhly, Jr.
------------------------------------    --------------------------------------------
Urban P. Francis, Jr.                   Edwin C. Muhly, Jr.
Director                                Director



/s/ Hugh P. McCormick
------------------------------------    --------------------------------------------
Hugh P. McCormick                       Herbert W. Spath
Director                                Director


/s/ August J. Seifert
------------------------------------
August J. Seifert
Director
