Form 10QSB
period 1998-12-31
WHG BANCSHARES CORP
filed 1999-02-16
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

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


                                 (410) 583-8700
                                 --------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X    NO
                                       ---     ---

Number of shares of Common Stock outstanding as of February 1, 1999: 1,383,780

Transitional Small Business Disclosure Format (check one)

                                    YES      NO X
                                       ---     ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                       Pages
                                                                                       -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements........................................................3

           Consolidated statements of financial condition at December 31,  1998
           (unaudited) and September 30, 1998..............................................3

           Consolidated statements of operations (unaudited) for the three months
           Ended December 31, 1998 and December 31, 1997...................................4

           Consolidated statements of cash flows (unaudited) for the three months
           Ended December 31, 1998 and December 31, 1997.................................5-6

           Notes to financial statements.................................................7-9

      Item 2.  Management's Discussion and Analysis or Plan of Operation...............10-15


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................................16

      Item 2.  Changes in Securities......................................................16

      Item 3.  Defaults upon Senior Securities............................................16

      Item 4.  Submission of Matters to a Vote of Security-Holders........................16

      Item 5.  Other Information..........................................................16

      Item 6.  Exhibits and Reports on Form 8-K...........................................16

Signatures................................................................................17


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                   December 31,         September 30,
                                                                  -------------        --------------
                                                                       1998                 1998
                                                                       ----                 ----
                                                                    (Unaudited)

        Assets
        ------
Cash                                                                $     11,085         $  1,179,349
Interest bearing deposits in other banks                               2,653,997            9,849,431
Federal funds sold                                                     4,922,000            3,394,000
Investments available for sale                                        17,202,136           15,191,491
Other investments held to maturity                                    14,850,000           14,600,000
Mortgage backed securities                                            15,310,803            7,275,803
Loans receivable - net                                                77,842,488           75,357,978
Accrued interest receivable - loans                                      342,244              365,022
                            - investments                                474,270              581,865
                            - mortgage backed securities                  83,010               40,979
Premises and equipment - net                                             859,923              876,926
Federal Home Loan Bank of Atlanta stock, at cost                       1,000,000            1,000,000
Investment in and loans to affiliated corporation                      2,525,000            2,575,000
Deferred income taxes                                                    265,811              170,695
Prepaid and refundable income taxes                                      193,124              131,353
Other assets                                                             155,436              286,580
                                                                     -----------          -----------

Total assets                                                        $138,691,327         $132,876,472
                                                                     ===========          ===========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Deposits                                                         $100,470,056         $ 95,065,922
   Checks outstanding in excess of bank balance                          196,425               11,077
   Borrowings                                                         20,937,168           20,937,168
   Advance payments by borrowers for taxes and insurance                 751,966              314,125
   Income taxes payable                                                     -                  16,780
   Other liabilities                                                     226,062              288,684
                                                                     -----------          -----------
Total liabilities                                                    122,581,677          116,633,756

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062 shares;
   issued and outstanding 1,378,780 shares at December
   31, 1998 and 1,389,002 shares at September 30, 1998                   137,878              138,900
   Additional paid-in capital                                          7,336,598            7,392,663
   Retained earnings (substantially restricted)                        9,698,933            9,651,860
   Net unrealized losses on investments available for sale              (180,593)             (25,140)
                                                                     -----------          -----------
                                                                      16,992,816           17,158,283
Employee Stock Ownership Plan                                           (883,166)            (915,567)
                                                                     -----------          -----------
Total stockholders' equity                                            16,109,650           16,242,716
                                                                     -----------          -----------

Total liabilities and stockholders' equity                          $138,691,327         $132,876,472
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                          For Three Months Ended
                                                                                December 31,
                                                                     -------------------------------
                                                                        1998                 1997
                                                                        ----                 ----
Interest and fees on loans                                           $1,475,263           $1,513,927
Interest and dividends on investment
 securities                                                             529,265               91,989
Interest on mortgage backed securities                                  172,751               47,151
Other interest income                                                   178,266              150,546
                                                                      ---------            ---------

Total interest income                                                 2,355,545            1,803,613

Interest on deposits                                                  1,163,392              868,132
Interest on short-term borrowings                                       292,161               61,381
                                                                      ---------            ---------

Total interest expense                                                1,455,553              929,513
                                                                      ---------            ---------
Net interest income                                                     899,992              874,100
Provision for loan losses                                                15,000               15,000
                                                                      ---------            ---------
Net interest income after provision for
 loan losses                                                            884,992              859,100

Non-Interest Income
   Fees and charges on loans                                             10,200                9,713
   Fees on transaction accounts                                          13,635               16,303
   Other commissions and fees                                            65,335               18,734
   Other income                                                           9,063                8,225
                                                                      ---------            ---------
Total non-interest income                                                98,233               52,975
Non-Interest Expenses
   Salaries and related expenses                                        464,912              430,579
   Occupancy                                                             34,983               40,396
   FDIC deposit insurance premium                                        13,214               11,798
   Depreciation of equipment                                             21,214               10,121
   Advertising                                                           14,320               27,310
   Data processing costs                                                 23,293               18,867
   Professional services                                                 51,802               39,598
   Other expenses                                                        96,901               81,596
                                                                      ---------            ---------
Total non-interest expenses                                             720,639              660,265
                                                                      ---------            ---------

Income before tax provision                                             262,586              251,810

Provision for income taxes                                              101,452               98,341
                                                                      ---------            ---------

Net income                                                           $  161,134           $  153,469
                                                                      =========             ========

Net income                                                           $  161,134           $  153,469
Other comprehensive income, net of tax:
   Unrealized losses on available for sale securities                  (155,453)                -
                                                                      ---------            ---------
Comprehensive income                                                 $    5,681           $  153,469
                                                                      =========            =========
Basic earnings per share                                             $      .13           $      .12
                                                                      =========            =========
Diluted earnings per share                                           $      .13           $      .12
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                   For Three Months Ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                  1998                 1997
                                                                                  ----                 ----
Operating Activities
--------------------
     Net income before other comprehensive income                              $   161,134          $   153,469
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and discounts
          on mortgage backed securities                                              2,371                 (206)
         Amortization of discount on investments available for sale                    (12)                -
         Amortization of deferred loan fees                                        (56,401)             (25,592)
         Loan fees deferred                                                         39,735               35,922
         Decrease in discount on loans purchased                                    (4,771)              (4,810)
         Provision for loan losses                                                  15,000               15,000
         Non-cash compensation under stock-based
          benefit plans                                                             88,968               89,950
         (Increase) decrease in accrued interest receivable                         88,342              (20,214)
         Loans sold                                                                   -                 750,000
         Loans originated for sale                                                    -                (750,000)
         Provision for depreciation                                                 21,214               13,496
         Decrease in deferred income taxes                                           2,694                 -
         Increase in prepaid income taxes                                          (61,771)                -
         (Increase) decrease in other assets                                       131,144              (48,560)
         Decrease in accrued interest payable                                         (100)                (251)
         Decrease in income taxes payable                                          (16,780)             (19,159)
         Decrease in other liabilities                                             (62,622)             (23,376)
                                                                                ----------           ----------
              Net cash provided by operating activities                            348,145              165,669

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest
      bearing deposits                                                                -               1,367,000
     Purchases of interest bearing deposits                                        (95,000)          (1,369,272)
     Proceeds from maturities of investments available for sale                  3,250,000                 -
     Purchase of investments available for sale                                 (5,513,898)                -
     Purchase of other investments                                              (4,250,000)          (4,000,000)
     Proceeds from maturing other investments                                    4,000,000            2,000,000
     Purchase of mortgage backed securities                                     (8,479,853)                -
     Principal collected on mortgage backed securities                             442,481               71,332
     Net decrease in shorter term loans                                            124,521               16,116
     Longer term loans originated or acquired                                   (3,984,350)          (4,172,415)
     Principal collected on longer term loans                                    1,381,759            3,264,961
     Investment in premises and equipment                                           (4,211)             (41,051)
     Decrease on investments in and loans to
      joint ventures                                                                50,000               75,000
                                                                                ----------           ----------
              Net cash used by investment activities                           (13,078,551)          (2,788,329)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                         For Three Months Ended
                                                                               December 31,
                                                                    ---------------------------------
                                                                        1998                  1997
                                                                        ----                  ----
Cash Flows from Financing Activities
     Net increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                              $ 1,146,596          $   100,392
     Net increase in certificates of deposit                           4,695,479            2,629,435
     Increase in checks outstanding in excess of
      bank balances                                                      185,348                 -
     Stock repurchase                                                   (113,654)             (53,754)
     Dividends on stock                                                 (114,061)            (102,563)
                                                                     -----------          -----------
              Net cash provided by financing activities                5,799,708            2,573,510
                                                                     -----------          -----------

Decrease in cash and cash equivalents                                 (6,930,698)             (49,150)
Cash and cash equivalents at beginning of period                      14,422,780            7,946,628
                                                                     -----------          -----------

Cash and cash equivalents at end of period                           $ 7,492,082          $ 7,897,478
                                                                      ==========           ==========

The following is a Summary of Cash and Cash Equivalents:
     Cash                                                            $    11,085          $ 1,057,768
     Interest bearing deposits in other banks                          2,653,997            4,144,648
     Federal funds sold                                                4,922,000            3,135,013
                                                                     -----------          -----------
     Balance of cash items reflected on
      Statement of Financial condition                                 7,587,082            8,337,429

         Less - certificates of deposit with
                original maturities of more than
                three months that are included in
                interest bearing deposits in other banks                  95,000              439,951
                                                                     -----------          -----------
Cash and cash equivalents reflected on the
 Statement of Cash Flows                                             $ 7,492,082          $ 7,897,478
                                                                      ==========           ==========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:

         Interest                                                    $ 1,452,933          $   929,262
                                                                      ==========           ==========

         Taxes                                                       $   181,800          $   117,500
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 1 - Basis of Presentation
         ---------------------

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Note 2 - Cash Flow Presentation
         ----------------------

                  For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

                  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the quarters ended December 31, as follows:

                                                             1998        1997
                                                             ----        ----

          Net income before other comprehensive income    $  161,134  $  153,469
                                                           =========   =========
          Weighted Average Shares
             Outstanding basic EPS                         1,246,050   1,229,543
          Dilutive Items
             Stock options                                      -         28,719
             Unvested stock awards                            42,658       6,984
                                                           ---------   ---------
          Adjusted weighted average shares
           used for dilutive EPS                           1,288,708   1,265,246
                                                           =========   =========

                  WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                  -------------------------------------------
                             Lutherville, Maryland
                             ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 4 - Reclassification and Correction of Press Release
         ------------------------------------------------

                  Certain prior years' amounts have been reclassified to conform to the current year's method of presentation.

                  On February 5, 1999, the Company issued a Press Release to announce its quarterly earnings. Subsequent to the issuance of the press release, due to a mathematical error, earnings, basic and diluted earnings per share decreased $16,000, $.01, and $.01, respectively. Additionally, total assets and stockholders' equity decreased $16,000, and $16,000, respectively. Such amounts were corrected as set forth in this quarterly report.

Note 5 - Adoption of New Accounting Pronouncements
         -----------------------------------------

                  During the  three-month  period ended  December 31, 1998,  the
         Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." The Statement requires that comprehensive income, made up of all revenues, expenses, gains and losses, be displayed in the Company's financial statements with the same prominence as its other financial statements. The Company reported as a loss of $155,453 of other comprehensive income for the three months ended December 31, 1998. The Company did not have any other comprehensive income for the three months ended December 31, 1997. The Company has reported comprehensive income on the consolidated statements of operations.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION ANDF RESULTS OF OPERATIONS


Financial Condition

         Total assets of the Company were $138,691,000 as of December 31, 1998, compared to $132,876,000 at September 30, 1998, an increase of $5,815,000. This increase was primarily attributable to an increase in mortgage backed securities of $8,035,000, an increase in loans receivable of $2,485,000, an increase in investments available for sale of $2,011,000, and an increase in federal funds sold of $1,528,000. This was partially off-set by a decrease in interest-bearing deposits in other banks of $7,195,000 and a decrease in cash of $1,168,000. The net increase in the Company's assets was primarily the result of management's continued strategy to maximize the high level of equity, diversify the Company's balance sheet and increase profitability.

         Total liabilities of the Company were $122,582,000 as of December 31, 1998, compared to $116,634,000 as of September 30, 1998, an increase of $5,948,000. The increase was due to an increase in deposits, primarily certificates of deposit, of $5,404,000, and an increase of advance payments by borrowers for taxes and insurance of $438,000. The Company's successful advertising campaign in 1998 of certificate of deposit products contributed to the continued growth in certificates of deposit.

         Stockholders' equity decreased $133,000 to $16,110,000 as of December 31, 1998 from $16,243,000 as of September 30, 1998. The decrease was due to an increase of $155,000 in unrealized losses of investment securities, a dividend of $114,000 and the repurchase of $114,000 of the Company's own stock. The decrease was primarily off-set by the period's net income of $161,000 and shares earned under stock-based benefit and bonus plans totaling $89,000.

Results of Operations

General

         Net income for the three months ended December 31, 1998 was $161,000, as compared to $153,000 for the same period in 1997. The increase in net income was primarily the result of an increase in net interest income of $26,000, and an increase in non-interest income of $45,000, partially off-set by an increase in non-interest expenses of $61,000 and provision for income taxes of $3,000.

Interest Income

         Total interest income for the three months ended December 31, 1998 was $2,356,000 compared to $1,804,000 for the same period in 1997, an increase of $552,000. Interest on loans decreased by $39,000. This decrease was attributable to a $3,435,000 decrease in the average balance of loans outstanding, which was partially off-set by an increase in the average yield on the loan portfolio to 7.71% for the three months ended December 31, 1998, compared to 7.57% for the same period in 1997.

         Interest and dividend income on investment securities increased by $437,000 to $529,000 for the three months ended December 31, 1998 from $92,000 for December 31, 1997. The increase was a result of an increase in the average dollar amount of investments outstanding of $26,773,000, off-set slightly by the decline in the average rate to 6.58% for December 31, 1998, compared to 6.79% for December 31, 1997.

         Interest income on mortgage backed securities increased by $126,000 to $173,000 for the three months ended December 31, 1998 from $47,000 for December 31, 1997. The increase was primarily due to an increase in the average dollar amount of mortgage backed securities outstanding of $9,547,000, which was partially off-set by a decline in the weighted average rate to 5.60% from 6.77% at December 31, 1998 and 1997, respectively.

         Other interest income increased by $28,000 to $178,000 for the three months ended December 31, 1998 from $150,000 for December 31, 1997. The increase was primarily due to the increase in the average dollar amount of interest-earning assets outstanding of $1,032,000 and an increase in the weighted average rate of 6.73% for December 31, 1998, compared to 6.29% for December 31, 1997.

Interest Expense

         Total interest expense increased $526,000 to $1,456,000 for the three months ended December 31, 1998, compared to $930,000 for December 31, 1997. Interest on deposits increased by $295,000 for the three months ended December 31, 1998, compared to December 31, 1997. The increase resulted from an increase in the average dollar amount of time deposits of $21,430,000 following the Bank's aggressive advertising campaign for certificates of deposit conducted throughout fiscal 1998 and a $16,198,000 increase in the average dollar amount of borrowings, principally FHLB advances, coupled with an increase in the weighted average rate to 5.60% for December 31, 1998 from 5.26% for the same period in 1997.

Provision for Loan Losses

         The provision for loan losses was $15,000 for December 31, 1998 and for December 31, 1997. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge- offs and delinquencies. At December 31, 1998, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Non-Interest Income

         Other income for the three months ended December 31, 1998 increased $45,000 to $98,000 from $53,000 for the same period 1997. The increase was the result of the Bank's subsidiary Mapleleaf Mortgage Corporation ("MMC") increasing its mortgage brokerage operation activities with third parties.

Non-Interest Expenses

         Total non-interest expense increased $61,000 to $721,000 for the three months ended December 31, 1998 from $660,000 for December 31, 1997. The increase was primarily the result of increases in salaries and related expenses, depreciation, professional services, and other expenses. Those increases were partially off-set by a decrease in advertising expenses. Salaries and related expenses increased as a result of increased revenue-based compensation to MMC employees. Depreciation of equipment increased $11,000 to $21,000, as the result of the purchase of additional equipment during the latter part of fiscal 1998. Professional services increased $12,000 as the result of an increase in these services in part related to the 1998 special cash distribution to shareholders and an increase in OTS assessments. The decrease in advertising of $13,000 was due to an aggressive advertising campaign for certificates of deposit sponsored in fiscal 1998.

Year 2000

         During fiscal 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in Phase 4, Validation, which includes testing and verifications of corrective actions. Concurrently, the Company is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and the testing Phase was completed in August of 1998. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company is in the process of contacting all material customers and non-information technology suppliers (i.e. utility systems, telephone systems and security systems) readiness. The next Phase, the Implementation Phase, is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 30, 1999.

         Costs will be incurred due to the replacement of non-compliant teller hardware and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates this its cost for compliance will amount to approximately $186,000, employee time not included. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

Contingency Plan

         The Bank is currently developing a contingency plan (the "Plan") specific to the Year 2000. The Plan will address the actions that would be undertaken if critical business functions cannot be carried out in the normal manner upon entering the next century due to computer system or supplier failure. If such events occur, the Bank will input a manual posting plan that will entail manual postings of transactions to the general ledger and hand calculations of interest for both savings accounts and mortgages as well as the calculations of dividends. The Bank has a number of employees who have been employed by the Bank for at least 25 years who have experience in the manual postings to the general ledger as well as the hand calculations of interest and dividends. The Bank is currently devising a training program for all essential personnel. Additionally, the Bank will have management personnel on site at each office on the first business day of the Year 2000 to answer any concerns the customer may have and offer any assistance to the Bank's employees.

        Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company's External Provider, testing plans, and all vendors, suppliers and customer readiness.

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

                   None.

Item 3.            Defaults Upon Senior Securities

                   Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

                   None.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

                   (a) Exhibit 27 - Financial Data Schedule (electronic filing only)
                   (b)   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHG Bancshares Corporation


Date: February 16, 1999            By: /s/Peggy J. Stewart
                                       -----------------------------------------
                                       Peggy J. Stewart
                                       President and Chief Executive Officer
                                       (duly authorized officer)


Date: February 16, 1999            By: /s/Robin L. Taylor
                                       -----------------------------------------
                                       Robin L. Taylor
                                       Controller (chief accounting officer)