Form 10QSB
period 1999-03-31
WHG BANCSHARES CORP
filed 1999-05-12
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


      Maryland                                            52-1953867
--------------------------------------------------------------------------------
(State of incorporation                                (I.R.S. employer
 or organization)                                      identification no.)


1505 York Road, Lutherville, Maryland                        21093
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (zip code)


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

                                           YES      X      NO
                                                ---------      ----------
  Number of shares of Common Stock outstanding as of May 7, 1999: 1,353,109

Transitional Small Business Disclosure Format (check one)

                                           YES             NO      X
                                                ---------      ----------

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                       March 31,         September 30,
                                                                       ---------         -------------
                                                                         1999               1998
                                                                         ----               ----
                                                                     (Unaudited)
        Assets
Cash                                                             $      759,141       $    1,179,349
Interest bearing deposits in other banks                              3,728,779            9,849,431
Federal funds sold                                                    3,619,000            3,394,000
Investments available for sale                                       20,900,052           15,191,491
Other investments held to maturity                                   14,600,000           14,600,000
Mortgage backed securities                                           18,880,122            7,275,803
Loans receivable - net                                               79,588,200           75,357,978
Accrued interest receivable - loans                                     343,095              365,022
                            - investments                               624,807              581,865
                            - mortgage backed securities                101,840               40,979
Premises and equipment - net                                            862,813              876,926
Federal Home Loan Bank of Atlanta stock, at cost                      1,000,000            1,000,000
Investment in and loans to affiliated corporation                     2,525,000            2,575,000
Deferred income taxes                                                   359,733              170,695
Prepaid and refundable income taxes                                     175,973              131,353
Other assets                                                            216,326              286,580
                                                                    -----------          -----------

Total assets                                                       $148,284,881         $132,876,472
                                                                    ===========          ===========

     Liabilities and Stockholders' Equity

Liabilities
   Deposits                                                        $111,026,236        $  95,065,922
   Checks outstanding in excess of bank balance                              --               11,077
   Borrowings                                                        20,000,000           20,937,168
   Advance payments by borrowers for taxes and insurance              1,197,786              314,125
   Income taxes payable                                                  44,517               16,780
   Other liabilities                                                    257,758              288,684
                                                                    -----------          -----------
Total liabilities                                                   132,526,297          116,633,756

Commitments and contingencies

Stockholders' Equity
   Common  stock  .10  par  value;
   authorized  1,620,062  shares;  issued  and
   outstanding 1,353,109 shares at March 31,
   1999 and 1,389,002 shares at September 30, 1998                      135,311              138,900
   Additional paid-in capital                                         7,088,158            7,392,663
   Retained earnings (substantially restricted)                       9,735,591            9,651,860
   Accumulated other comprehensive income, net of taxes                (349,711)             (25,140)
                                                                    -----------          -----------
                                                                     16,609,349           17,158,283
   Employee Stock Ownership Plan                                       (850,765)            (915,567)
                                                                    -----------          -----------
Total stockholders' equity                                           15,758,584           16,242,716
                                                                    -----------          -----------

Total liabilities and stockholders' equity                         $148,284,881         $132,876,472
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                       For Six Months Ended        For Three Months Ended
                                                              March 31,                     March 31,
                                                   ----------------------------    -------------------------
                                                      1999              1998          1999            1998
                                                   ----------       -----------    ----------     ----------
Interest and fees on loans                         $2,955,416       $ 3,032,462    $1,480,153     $1,518,535
Interest and dividends on investment securities     1,108,616           314,529       579,351        222,540
Interest on mortgage backed securities                443,360            93,118       270,609         45,967
Other interest income                                 331,591           303,721       153,325        153,175
                                                    ---------        ----------    ----------      ---------

Total interest income                               4,838,983         3,743,830     2,483,438      1,940,217

Interest on deposits                                2,428,916         1,792,822     1,265,524        924,690
Interest on short-term borrowings                     216,125           141,300        87,541         79,919
Interest on long-term borrowings                      351,902             5,510       188,325          5,510
                                                    ---------        ----------     ---------      ---------

Total interest expense                              2,996,943         1,939,632     1,541,390      1,010,119
                                                    ---------         ---------     ---------      ---------
Net interest income                                 1,842,040         1,804,198       942,048        930,098
Provision for loan losses                              30,000           130,000        15,000        115,000
                                                    ---------        ----------     ---------      ---------
Net interest income after provision
 for loan losses                                    1,812,040         1,674,198       927,048        815,098

Non-Interest Income
   Fees and charges on loans                           18,902            14,831         8,702          5,118
   Fees on transaction accounts                        27,974            33,616        14,339         17,313
   Other commissions and fees                          81,975            69,233        16,640         50,499
   Other income                                        18,100            16,178         9,037          7,953
                                                    ---------        ----------     ---------      ---------
Total non-interest income                             146,951           133,858        48,718         80,883

Non-Interest Expenses
   Salaries and related expenses                      916,358           874,832       451,446        444,253
   Occupancy                                           69,082            69,953        34,099         38,662
   FDIC deposit insurance premium                      27,620            23,387        14,406         11,589
   Depreciation of equipment                           42,187            23,014        20,973         12,893
   Advertising                                         35,096            51,753        20,776         24,443
   Data processing costs                               50,055            40,086        26,762         21,219
   Professional services                               87,428            86,623        35,626         47,025
   Other expenses                                     195,629           179,871        98,728         89,170
                                                    ---------        ----------     ---------      ---------
Total non-interest expenses                         1,423,455         1,349,519       702,816        689,254
                                                    ---------        ----------     ---------      ---------

Income before tax provision                           535,536           458,537       272,950        206,727

Provision for income taxes                            224,312           185,818       122,860         87,477
                                                    ---------        ----------     ---------      ---------

Net income                                        $   311,224       $   272,719   $   150,090     $  119,250
                                                     ========          ========      ========       ========
Basic earnings per share                          $       .25       $       .22   $       .12     $      .10
                                                     ========          ========      ========       ========
Diluted earnings per share                        $       .24       $       .21   $       .12     $      .09
                                                     ========          ========      ========       ========

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                   For Six Months Ended
                                                                           March 31,
                                                             --------------------------------

                                                                 1999                  1998
                                                                 ----                  ----

Net income                                                     $311,224             $272,719

Unrealized losses on available-for-sale securities,
  net of tax of $220,036 and $31,849, for the six month
  periods ended March 31, 1999 and 1998, respectively          (349,711)             (50,615)
                                                               --------              -------

Comprehensive income                                          $ (38,487)            $222,104
                                                               ========              =======































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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                            For Six Months Ended
                                                                                   March 31,
                                                                      -------------------------------
                                                                          1999                1998
                                                                      ------------       ------------
Operating Activities
     Net income                                                      $     311,224       $    272,719
     Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
     -------------------------------------
         Net accretion/amortization of premiums and discounts
          on mortgage backed securities                                      4,061               (413)
         Amortization of deferred loan fees                               (107,658)           (81,693)
         Loan fees deferred                                                 77,616             96,773
         Decrease in discount on loans purchased                            (9,541)           (11,636)
         Other amortization                                                    (79)              (111)
         Provision for loan losses                                          30,000            130,000
         Non-cash compensation under stock-based
          benefit plans                                                    166,204            164,053
         Increase in accrued interest receivable                           (81,876)          (140,444)
         Loans sold                                                        500,000            750,000
         Loans originated for sale                                        (500,000)          (750,000)
         Provision for depreciation                                         48,971             23,014
         (Increase) decrease in deferred income tax assets                  15,180            (46,314)
         Increase in prepaid income taxes                                  (44,620)                --
           (Increase) decrease in other assets                              70,254            (58,794)
         Increase (decrease) in accrued interest payable                       114               (164)
         Increase in income taxes payable                                   27,737             84,025
         Decrease in other liabilities                                     (30,926)            (2,048)
                                                                     -------------      -------------
              Net cash provided by operating activities                    476,661            428,967

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest bearing deposits                           --          1,562,019
     Purchases of interest bearing deposits                                (95,000)        (1,369,272)
     Purchase of investment securities available for sale               (9,487,272)       (11,958,262)
     Proceeds from maturing investments available for sale               3,250,000                 --
     Purchase of other investments                                      (7,250,000)       (11,850,000)
     Proceeds from maturing other investments                            7,250,000          2,500,000
     Purchase of mortgage backed securities                            (12,473,993)                --
     Principal collected on mortgage backed securities                     865,612            196,301
     Net decrease in shorter term loans                                     58,628             26,297
     Loans purchased                                                      (207,279)          (203,488)
     Longer term loans originated or acquired                          (10,077,415)        (6,272,637)
     Principal collected on longer term loans                            6,005,428          7,440,875
     Investment in premises and equipment                                  (34,858)           (98,167)
     Purchase of stock in Federal Home Loan Bank of Atlanta                     --            (46,800)
     Decrease on investments in and loans to joint ventures                 50,000            275,000
                                                                     -------------       ------------
              Net cash used by investment activities                   (22,146,149)       (19,798,134)

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                      For Six Months Ended
                                                                                                  March 31,

                                                                                          1999             1998
                                                                                          ----             ----
Cash Flows from Financing Activities
------------------------------------
     Net increase (decrease) in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                                                $  2,322,740        $(3,062,529)
     Net increase in certificates of deposit                                             14,521,121         13,763,043
     Decrease in checks outstanding in excess of bank balances                              (11,077)                --
     Net increase (decrease) in borrowings                                                 (937,168)         9,000,000
     Dividends on stock                                                                    (227,492)          (204,853)
     Stock repurchase                                                                      (409,496)           (53,754)
                                                                                        -----------        -----------
              Net cash provided by financing activities                                  15,258,628         19,441,907
                                                                                        -----------        -----------

(Decrease) increase in cash and cash equivalents                                         (6,410,860)            72,740
Cash and cash equivalents at beginning of period                                         14,422,780          7,946,628
                                                                                        -----------        -----------

Cash and cash equivalents at end of period                                             $  8,011,920       $  8,019,368
                                                                                        ===========        ===========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                                              $    759,141       $  1,501,680
     Interest bearing deposits in other banks                                             3,728,779          5,442,620
     Federal funds sold                                                                   3,619,000          1,320,000
                                                                                        -----------        -----------
     Balance of cash items reflected on
      statement of financial condition                                                    8,106,920          8,264,300

         Less        - certificates of deposit with original maturities of more than three months that are included in
                     interest-bearing deposits in other banks                                95,000            244,932
                                                                                        -----------        -----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                                               $  8,011,920       $  8,019,368
                                                                                        ===========        ===========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the period for:

         Interest                                                                      $  2,991,687       $  1,840,534
                                                                                        ===========        ===========

         Taxes                                                                         $    241,800       $    177,500
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year September 30, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998. During the three month period ended March 31, 1999, the Bank's subsidiary, Mapleleaf Mortgage Corporation "Mapleleaf" ceased operations.

Note 2 - Cash Flow Presentation
         ----------------------

         For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

         Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three and six month periods ended March 31, as follows:

                                      Six Months Ended                  Six Months Ended
                                        March 31, 1999                    March 31, 1998
                                ------------------------------     ------------------------------
                                  Basic           Diluted             Basic            Diluted
                                -------------    -------------     -------------   --------------
Net income                       $   311,224       $   311,224     $    272,719     $     272,719

Weighted average shares
 outstanding                       1,245,044         1,245,044        1,229,457         1,229,457

Diluted securities:
   MSBP shares                            --            42,658               --            10,170
   Options                                --                --               --            40,103
                                 -----------       -----------      -----------       -----------

Adjusted weighted average
 shares                            1,245,044         1,287,702        1,229,457         1,279,730

Per share amount                 $      0.25      $       0.24     $       0.22    $         0.21


                  WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                  -------------------------------------------
                             Lutherville, Maryland
                             ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 3 - Earnings Per Share - Continued
         ------------------

                                      Three Months Ended                 Three Months Ended
                                         March 31, 1999                     March 31, 1998
                                      Basic           Diluted            Basic          Diluted

Net income                        $   150,090       $   150,090     $    119,250     $     119,250

Weighted average shares
 outstanding                        1,244,016         1,244,016        1,230,508         1,230,508

Diluted securities:
   MSBP shares                             --            42,658               --            11,072
   Options                                 --               247               --            43,336
                                   ----------       -----------     ------------      ------------

Adjusted weighted average
 shares                             1,244,016         1,286,921        1,230,508         1,284,916

Per share amount                 $       0.12      $       0.12     $       0.10     $        0.09


Note 4 -  Reclassification
          ----------------

         Certain prior years' amounts have been reclassified to conform to the current year's method of presentation.

Note 5 -  Subsequent Event
          ----------------

         On April 1, 1999, the Bank paid $5.0 million in cash and assumed the remaining assets and liabilities of Bankers Affiliate, Inc. ("BA"). Prior to the purchase, the Bank had a 33-1/3% investment in BA. The purchase of BA increased the Bank's loan portfolio by approximately $7.0 million.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. WHG Bancshares Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         WHG Bancshares Corporation is the holding company for Heritage Savings Bank, F.S.B. (collectively, the "Company" or the "Bank"). For the quarter ended March 31, 1999, the Company earned $150,000, or $.12 diluted earnings per share, as compared to net earnings of $119,000, or $.09 diluted earnings per share, for the comparative 1998 quarter. For the six months ended March 31, 1999, the Company earned $311,000, or $.24 diluted earnings per share, as compared to net earnings of $273,000, or $.21 diluted earnings per share, for the comparable 1998 period.

         During the quarter ended March 31, 1999, Mapleleaf Mortgage Corporation ("MMC") ceased operations. MMC, a subsidiary of the Bank, was formed in June
1996 to engage in mortgage brokerage operations. MMC was not a material investment of the Bank.

         On April 1, 1999, the Bank paid $5.0 million in cash and assumed the remaining assets and liabilities of Bankers Affiliate, Inc. ("BA"). Prior to the purchase, the Bank had a 33-1/3% investment in BA. The purchase of BA increased the Bank's loan portfolio by approximately $7.0 million.

Financial Condition

         Total assets of the Company were $148,285,000 as of March 31, 1999, compared to $132,876,000 as of September 30, 1998, an increase of $15,409,000 or 11.60%. The increase was primarily attributable to increases in investments available for sale of $5,709,000, mortgage backed securities of $11,604,000, and loans receivable $4,230,000. The aforementioned increases were partially funded by a decrease in interest-bearing deposits in other banks of $6,121,000. The net increase in the Company's assets was primarily the result of management's continued strategy to maximize the high level of equity, diversify the Company's balance sheet and increase profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

         Total liabilities of the Company were $132,526,000 as of March 31, 1999, compared to $116,634,000 as of September 30, 1998, an increase of $15,892,000. The increase was the result of an increase in deposits, primarily certificates of deposit, of $15,960,000, and advance payments by borrowers for taxes and insurance of $884,000. The Company's successful advertising campaign in 1998 for certificate of deposit products contributed to the continued growth in deposit balances. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September. Additionally, the Company had an option to repurchase a note in the amount of $937,000 any time after February 1, 1999 and exercised such option.

         Stockholders' equity was $15,759,000 as of March 31, 1999, compared to $16,243,000 as of September 30 1998, a decrease of $484,000. The decrease was the result of an aggregate $409,000 repurchase of the Company's stock, a $325,000 increase in unrealized losses on investment securities, and dividend declaration totaling $227,000. The decrease was partially offset by net income for the period of $311,000 and the allocation of shares to the Stock Based Benefit Plan of $166,000.

Results of Operations

Interest Income

         Total interest income for the six and three months ended March 31, 1999 was $4,839,000 and $2,483,000, respectively, compared to $3,744,000 and
$1,940,000 for the same periods in 1998, an increase of $1,095,000 and $543,000, respectively. The increase for the six months ended March 31, 1999 was primarily due to increases of $21,704,000 and $12,270,000 in the average balance of investment securities and mortgage backed securities. In addition, the average balance of investment securities and mortgage backed securities increased $16,635,000 and $14,994,000, respectively, for the three months ended March 31, 1999. Offsetting such increases to interest income for the six month and three month periods ended March 31, 1999, was a 21 and 19 basis point decrease in the weighted average yield on interest-earning assets. The weighted average yield on interest-earning assets was 7.05% and 6.96% for the six and three month periods ended March 31, 1999, as compared to 7.26% and 7.15% for the same periods in 1998.

Interest Expense

         Total interest expense for the six and three months ended March 31, 1999 was $2,997,000 and $1,541,000, respectively, compared to $1,940,000 and
$1,010,000 for the same respective periods in 1998, an increase of $1,057,000 and $531,000. The increases resulted from the rise in the average dollar amount of time deposits for the six month and three month periods ended March 31, 1999 of $23,669,000 and $25,908,000, respectively. Interest expense also increased following the rise in the average dollar amount of borrowings, principally Federal Home Loan Bank advances, of $14,028,000 and $11,857,000, respectively, for the six month and three month periods ended March 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Interest Expense - Continued

         Contributing to the increase in interest expense for the respective six month and three month periods was an increase in cost of funds of 31 and 33 basis points. The weighted average rates paid on interest-bearing liabilities were 4.84% and 4.76% for the six and three months ended March 31, 1999, respectively, as compared to 4.53% and 4.43% for the same periods in 1998.

Provision for Loan Losses

         The provision for loan losses for the six and three month periods ended March 31, 1999 was $30,000 and $15,000, respectively, as compared to $130,000 and $115,000 for the same respective periods in 1998. During the quarter ended March 31, 1998, the Bank increased its allowance for loan losses by $115,000. Of this increase, $84,000 related to two residential mortgage loans in the amount of $579,000, thereby increasing non-performing loans in 1998 of $420,000 to $1,257,000. At March 31, 1999, non-performing loans were $66,000.

         Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At March 31, 1999, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

         As discussed in the Overview section herein, the Bank, on April 1, 1999, purchased all of the assets and assumed all of the liabilities of Bankers Affiliate, Inc. Such purchase contributed approximately $7.0 million to the Company's loans receivable portfolio primarily in consumer and home equity loans. Due to the possible greater risk of loss of these additional loan types, and the overall increase in the loan portfolio, the Company may increase its provision for loan losses in future periods.

Other Non-Interest Income

         Other income for the six and three months ended March 31, 1999 was $147,000 and $49,000, respectively, compared to $134,000 and $81,000 for the corresponding periods in 1998. The increase of $13,000 for the six month periods was primarily due to increased commissions and fees from MMC's mortgage brokerage operation activities during the first quarter of fiscal 1999. The $32,000 decrease for the three month periods resulted from a decline in other commission and fees as MMC wound down operations in preparation for its closure in March, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Non-Interest Expense

         Total non-interest expense for the six months ended March 31, 1999 was $1,423,000, compared to $1,350,000 for the same period in 1998, an increase of $73,000 or 5.41%. Depreciation expense increased $19,000 for the six month period as the result of the purchase of new equipment. The equipment purchased was in part in response to the Company's Year 2000 Compliance Plan. Advertising expense decreased $17,000 for the six months due to an aggressive advertising campaign for certificates of deposit during the prior fiscal year. Data processing cost increased $10,000 for the six month period as a result of the purchase of additional programs and an increase in fees charged by the Bank's service provider.

         Total non-interest expense for the three months ended March 31, 1999 was $703,000, compared to $689,000 for the same period in 1998, an increase of $14,000 or 2.03%. Depreciation expense increased $8,000 as discussed in the preceding paragraph. Professional fees decreased $12,000 due to the reversal of the accrued accounting fees for MMC and prior year fees related to strategic planning that were not incurred in the current year.

Provision for Income Taxes

         The provision for income taxes increased $38,000 and $36,000 for the six and three months ended March 31, 1999, as compared to the same periods in 1998. The increases were the result of an increase in net income before provision for income taxes and the write-off of the deferred income tax asset of MMC. In addition, MMC generated a loss during the six and three month periods ended March 31, 1999 for which no income tax benefit was recognized.

Year 2000

         During fiscal 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in Phase 4, Validation, which includes testing and verifications of corrective actions. Concurrently, the Company is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and the testing Phase was completed in August of 1998. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Year 2000 - Continued

Company is in the process of contacting all material customers and non-information technology suppliers (i.e. utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The next Phase, the Implementation Phase, is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 30, 1999.

         Costs will be incurred due to the replacement of non-compliant teller hardware and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that its cost for compliance will amount to approximately $186,000, employee time not included. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on January 19, 1999 and the following matters were voted upon:

     Proposal I - Election of directors with terms to expire in 2002.

                                  For         Withheld
                               ----------     --------
     Phillip W.  Chase,  Jr.    1,140,334      115,483
     Edwin C. Muhly, Jr.        1,140,729      115,088
     Peggy J. Stewart           1,140,729      115,088

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


                                   WHG Bancshares Corporation


 Date:   May 12, 1999              By: /s/ Peggy J. Stewart
                                      ------------------------------------------
                                       Peggy J. Stewart
                                       President and Chief Executive Officer
                                       (duly authorized officer)


 Date:   May 12, 1999              By: /s/Robin L. Taylor
                                      ------------------------------------------
                                       Robin L. Taylor
                                       Controller (chief accounting officer)