Form 10QSB
period 1999-06-30
WHG BANCSHARES CORP
filed 1999-08-11
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES X     NO
                                     ---      ---
  Number of shares of Common Stock outstanding as of August 1, 1999: 1,353,109

Transitional Small Business Disclosure Format (check one)

                                  YES       NO X
                                     ---      ---

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------




                                                                                     June 30,           September 30,
                                                                                     --------           -------------
                                                                                       1999                  1998
                                                                                       ----                  ----
                                                                                   (Unaudited)
        Assets
        ------
Cash                                                                                 $    835,111         $  1,179,349
Interest bearing deposits in other banks                                                2,383,086            9,849,431
Federal funds sold                                                                      5,263,000            3,394,000
Investments available for sale                                                         20,122,422           15,191,491
Other investments held to maturity                                                     15,300,000           14,600,000
Mortgage backed securities                                                             18,447,277            7,275,803
Loans receivable - net                                                                 86,682,421           75,357,978
Accrued interest receivable - loans                                                       354,096              365,022
                              - investments                                               555,372              581,865
                              - mortgage backed securities                                 99,458               40,979
Premises and equipment - net                                                              858,370              876,926
Federal Home Loan Bank of Atlanta stock, at cost                                        1,150,000            1,000,000
Investment in and loans to affiliated corporation                                            -               2,575,000
Investment in foreclosed real estate                                                       13,103                 -
Deferred income taxes                                                                     598,558              170,695
Prepaid and refundable income taxes                                                       149,459              131,353
Other assets                                                                              252,103              286,580
                                                                                      -----------          -----------

Total assets                                                                         $153,063,836         $132,876,472
                                                                                      ===========          ===========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Deposits                                                                          $112,436,133         $ 95,065,922
   Checks outstanding in excess of bank balance                                            51,641               11,077
   Borrowings                                                                          23,000,000           20,937,168
   Advance payments by borrowers for taxes and insurance                                1,724,421              314,125
   Income taxes payable                                                                      -                  16,780
   Other liabilities                                                                      244,206              288,684
                                                                                      -----------          -----------
Total liabilities                                                                     137,456,401          116,633,756

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,353,109 shares at June
    30, 1999 and 1,389,002 shares at September 30,1998                                    135,310              138,900
   Additional paid-in capital                                                           7,153,336            7,392,663
   Retained earnings (substantially restricted)                                         9,851,783            9,651,860
   Accumulated other comprehensive income, net of taxes                                  (714,630)             (25,140)
                                                                                      -----------          -----------
                                                                                       16,425,799           17,158,283
   Employee Stock Ownership Plan                                                         (818,364)            (915,567)
                                                                                      -----------          -----------
Total stockholders' equity                                                             15,607,435           16,242,716
                                                                                      -----------          -----------

Total liabilities and stockholders' equity                                           $153,063,836         $132,876,472
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                               For Nine Months Ended             For Three Months Ended
                                                                       June 30,                         June 30,
                                                            ----------------------------     ------------------------------
                                                                1999            1998             1999              1998
                                                                ----            ----             ----              ----
Interest and fees on loans                                   $4,620,548      $4,529,548       $1,665,132        $1,497,085
Interest on mortgage backed securities                          743,563         219,283          300,203           126,165
Interest and dividends on investment
 securities                                                   1,731,214         857,792          622,598           543,263
Other interest income                                           409,357         458,174           77,766           154,453
                                                              ---------       ---------        ---------         ---------

Total interest income                                         7,504,682       6,064,797        2,665,699         2,320,966

Interest on deposits                                          3,780,062       2,824,529        1,351,146         1,031,707
Interest on short-term borrowings                               288,651         263,058           72,526           121,758
Interest on long term borrowings                                588,780         158,078          236,878           152,568
                                                              ---------       ---------        ---------         ---------
Total interest expense                                        4,657,493       3,245,665        1,660,550         1,306,033
                                                              ---------       ---------        ---------         ---------

Net interest income                                           2,847,189       2,819,132        1,005,149         1,014,933
Provision for loan losses                                        45,000         180,000           15,000            50,000
                                                              ---------       ---------        ---------         ---------
Net interest income after provision for
 loan losses                                                  2,802,189       2,639,132          990,149           964,933

Non-Interest Income
   Fees and charges on loans                                     29,163          21,766           10,261             6,935
   Fees on transaction accounts                                  40,373          47,944           12,399            14,328
   Gain on sale of investments                                    4,371            -               4,371              -
   Other commissions and fees                                    81,975         119,502             -               50,269
   Other income                                                  27,321          24,492            9,221             8,314
                                                              ---------       ---------        ---------         ---------
Total non-interest income                                       183,203         213,704           36,252            79,846

Non-Interest Expenses
   Salaries and related expenses                              1,354,938       1,323,617          438,580           448,785
   Occupancy                                                    121,013         127,856           41,786            39,693
   SAIF deposit insurance premium                                42,356          35,289           14,736            11,902
   Depreciation of equipment                                     64,193          40,429           22,006            17,415
   Advertising                                                   51,670          84,335           16,574            32,582
   Data processing costs                                         77,798          62,219           27,743            22,133
   Professional services                                        125,062         135,085           37,634            48,462
   Other expenses                                               257,337         264,609           71,853           102,948
                                                              ---------       ---------        ---------         ---------
Total non-interest expenses                                   2,094,367       2,073,439          670,912           723,920
                                                              ---------       ---------        ---------         ---------

Income before tax provision                                     891,025         779,397          355,489           320,859

Provision for income taxes                                      352,489         309,632          128,177           123,814
                                                              ---------       ---------        ---------         ---------

Net income                                                   $  538,536      $  469,765       $  227,312        $  197,045
                                                              =========       =========        =========         =========

Basic earnings per share                                     $      .44      $      .38       $      .18        $      .16
                                                              =========       =========        =========         =========

Diluted earnings per share                                   $      .44      $      .37       $      .18        $      .15
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------

                                                                         For Nine Months Ended
                                                                   ---------------------------------
                                                                     June 30,             June 30,
                                                                     --------             --------
                                                                       1999                 1998
                                                                       ----                 ----
Net income                                                          $  538,536           $  469,765

Unrealized holding losses, net of tax of $438,197 and $28,553 for the nine month periods ended June 30, 1999 and 1998,
 respectively                                                         (686,848)             (45,349)

Reclassification adjustment for gains included in net
 income, net of tax of $1,729 for the nine month period
 ended June 30, 1999                                                    (2,642)                -
                                                                      --------              -------

Comprehensive income (loss)                                          $(150,954)          $  424,416
                                                                      ========             ========



                                                                         For Three Months Ended
                                                                   ---------------------------------
                                                                     June 30,             June 30,
                                                                     --------             --------
                                                                       1999                 1998
                                                                       ----                 ----
Net income                                                          $  227,312           $  197,045


Unrealized holding (losses)/gains net of tax of $218,161
 and $3,316 for the three month periods ended June 30,
 1999 and 1998, respectively                                          (337,137)               5,266

Reclassification adjustment for gains included in net
 income, net of tax of $1,729 for the three month period
 ended June 30, 1999                                                    (2,642)                -
                                                                      --------            ---------

Comprehensive income (loss)                                         $ (112,467)          $  202,311
                                                                      ========            =========









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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                          For Nine Months Ended
                                                                                          ---------------------
                                                                                       June 30,             June 30,
                                                                                       --------             --------
                                                                                         1999                 1998
                                                                                         ----                 ----
Operating Activities
--------------------
     Net income                                                                      $    538,536        $     469,765
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
     ------------------------------------------
         Gain on sale of investment available for sale                                     (4,371)                -
         Net accretion/amortization of premiums and
          discounts on mortgage backed securities                                           4,787                 (337)
         Amortization of deferred loan fees                                              (136,077)            (139,062)
         Loan fees deferred                                                               131,236              140,923
         Decrease in discount on loans purchased                                          (14,289)             (16,406)
         Other amortization                                                                  (100)                -
         Provision for loan losses                                                         45,000              180,000
         Non-cash compensation under stock-based
          benefit plans                                                                   263,782              279,553
         Increase in accrued interest receivable                                          (21,060)            (503,089)
         Loans sold                                                                       500,000                 -
         Loans originated for sale                                                       (500,000)                -
         Provision for depreciation                                                        74,369               50,604
         (Increase) decrease in deferred income tax                                         6,022              (45,095)
         Increase in prepaid income taxes                                                 (18,106)             (62,408)
         (Increase) decrease in other assets                                               36,447              (12,738)
         Increase (decrease) in accrued interest payable                                       10                  (95)
         Decrease in income taxes payable                                                 (16,780)             (64,284)
         Increase (decrease) in other liabilities                                         (44,478)              21,892
                                                                                    -------------         ------------
              Net cash provided by operating activities                                   844,928              299,223

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest bearing deposits                                        -               1,759,019
     Purchases of interest bearing deposits                                               (95,000)          (1,568,589)
     Purchase of securities available for sale                                         (9,487,272)         (23,100,050)
     Proceeds from sales and maturities of investments
      available for sale                                                                3,437,496            5,000,000
     Proceeds from maturing investments held to maturity                                7,250,000            7,000,000
     Purchase of investments held to maturity                                          (7,950,000)         (19,350,000)
     Purchase of mortgage backed securities - held to maturity                        (12,473,993)          (4,958,225)
     Principal collected on mortgage backed securities - held
      to maturity                                                                       1,297,732              334,645
     Net decrease in shorter term loans                                                    41,272              112,570
     Loans purchased                                                                     (207,279)            (203,488)
     Longer term loans originated or acquired                                         (14,302,155)          (9,987,650)
     Principal collected on longer term loans                                          10,437,887           11,844,264
     Acquisition of Bankers Affiliate, Inc., principally loans                         (4,836,311)                -
     Investment in premises and equipment                                                 (54,672)            (164,130)
     Purchase of stock in Federal Home Loan Bank
      of Atlanta                                                                         (150,000)            (246,800)
     Decrease in investment in and loans to joint ventures                                 75,000              350,000
                                                                                    -------------         ------------
         Net cash used by investment activities                                       (27,017,295)         (33,178,434)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                                          For Nine Months Ended
                                                                    -----------------------------------
                                                                      June 30,             June 30,
                                                                      --------             --------
                                                                        1999                 1998
                                                                        ----                 ----


Cash Flows from Financing Activities
------------------------------------
     Net (decrease) increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                             $  2,300,757         $ (2,680,914)
     Net increase in certificates of deposit                          16,479,740           19,790,552
     Increase in checks outstanding in excess of bank balance             40,564                 -
     Net increase in borrowings                                        2,062,832           16,000,000
     Dividends on stock                                                 (338,613)            (306,870)
     Stock repurchase                                                   (409,496)             (53,754)
                                                                      ----------           ----------
              Net cash provided by financing activities               20,135,784           32,749,014
                                                                      ----------           ----------

Decrease in cash and cash equivalents                                 (6,036,583)            (130,197)
Cash and cash equivalents at beginning of period                      14,422,780            7,946,628
                                                                      ----------           ----------

Cash and cash equivalents at end of period                          $  8,386,197         $  7,816,431
                                                                      ==========           ==========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                           $    835,111         $    986,409
     Interest bearing deposits in other banks                          2,383,086            3,255,271
     Federal funds sold                                                5,263,000            3,822,000
                                                                      ----------           ----------
     Balance of cash items reflected on
      Statement of Financial Condition                                 8,481,197            8,063,680

         Less -  certificates of deposit with original
                 maturities of more than three months
                 that are included in interest
                 bearing deposits in other banks                          95,000              247,249
                                                                      ----------           ----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                            $  8,386,197         $  7,816,431
                                                                      ==========           ==========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the year for:

         Interest                                                   $  4,620,854         $  3,245,570
                                                                      ==========           ==========

         Taxes                                                      $    516,800         $    538,851
                                                                      ==========           ==========
     Transfer from investment in and loans to joint ventures
       to loans receivable                                          $  2,500,000         $       -
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------



Note 1 - Basis of Presentation
         ---------------------

               The  accompanying   unaudited  financial   statements  have  been
          prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year September 30, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

               On April 1, 1999, the Bank paid $5.0 million in cash and assumed the remaining assets and liabilities of Bankers Affiliate, Inc. ("BA"). Prior to the purchase, the Bank had a 33-1/3% investment in BA. The purchase of BA increased the Bank's loan portfolio by approximately $7.3 million.

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

                  WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                  -------------------------------------------
                             Lutherville, Maryland
                             ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 3 - Investments Available for Sale
         ------------------------------

               The amortized cost and fair values of investments available for sale at June 30, 1999 and September 30, 1998 are as follows:

                                                                         Gross              Gross
                                                    Amortized         Unrealized          Unrealized           Fair
                                                      Cost               Gains              Losses             Value
                                                 --------------     -------------        ------------      --------------

             June 30, 1999
             -------------
             Equity investments                   $    544,323       $       -           $   146,636        $    397,688
             Federal Home Loan
              Mortgage Corporation
              Bonds                                  3,249,031               -               164,499           3,084,532
             Federal Home Loan
              Bank - Bonds                          17,493,341               -               853,139          16,640,202
                                                    ----------        -----------          ---------          ----------
                                                  $ 21,286,695       $       -           $ 1,164,274        $ 20,122,422
                                                    ==========        ===========          =========          ==========

             September 30, 1998
             ------------------
             Equity investments                   $    727,448       $       -           $   165,823        $    561,625
             Federal Home Loan
              Bank - Bonds                          14,505,000            124,866               -             14,629,866
                                                    ----------        -----------          ---------          ----------
                                                  $ 15,232,448       $    124,866        $   165,823        $ 15,191,491
                                                    ==========        ===========          =========          ==========


Note 4 - Earnings Per Share
         ------------------

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

                  WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                  -------------------------------------------
                             Lutherville, Maryland
                             ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------

          relating to the calculations of net income per share of common stock is summarized for the nine and three month periods ended June 30, as follows:



                                                                 Nine Months Ended                 Nine Months Ended
                                                                   June 30, 1999                      June 30, 1998
                                                          -----------------------------       ----------------------------

                                                             Basic             Diluted          Basic             Diluted
                                                             -----             -------          -----             -------
           Net income                                     $   538,536        $  538,536       $  469,765       $   469,765

           Weighted average shares
            outstanding                                     1,238,004         1,238,004        1,230,887         1,230,887

           Diluted securities:
              MSBP shares                                      -                 -                -                 10,228
              Options                                          -                 -                -                 40,310
                                                           ----------        ----------        ---------        ----------

           Adjusted weighted average
            shares                                          1,238,004         1,238,004        1,230,887         1,281,425

           Per share amount                               $      0.44        $     0.44       $     0.38       $      0.37


                                                                Three Months Ended                 Three Months Ended
                                                                   June 30, 1999                      June 30, 1998
                                                          -----------------------------       ----------------------------

                                                             Basic             Diluted          Basic             Diluted
                                                             -----             -------          -----             -------
           Net income                                     $   227,312        $  227,312       $  197,045       $   197,045

           Weighted average shares
            Outstanding                                     1,237,398         1,237,398        1,233,748         1,233,748

           Diluted securities:
              MSBP shares                                      -                 -                -                 10,400
              Options                                          -                 -                -                 40,925
                                                           ----------        ----------        ---------        ----------

           Adjusted weighted average
            shares                                          1,237,398         1,237,398        1,233,748         1,285,073

           Per share amount                               $      0.18        $     0.18       $     0.16       $      0.15


Note 5 - Reclassification
         ----------------

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

Overview

         For the quarter ended June 30, 1999, the Company earned $227,000, or $.18 diluted earnings per share, as compared to net earnings of $197,000, or $.15 diluted earnings per share, for the comparative 1998 quarter. For the nine months ended June 30, 1999, the Company earned $539,000, or $.44 diluted earnings per share, as compared to net earnings of $470,000, or $.37 diluted earnings per share, for the comparable 1998 period.

Financial Condition

         Total assets of the Company were $153,064,000 as of June 30, 1999, compared to $132,876,000 as of September 30, 1998, an increase of $20,188,000, or 15.19%. The increase was primarily attributable to increases in investments available for sale of $4,931,000, mortgage backed securities of $11,171,000. The aforementioned increases were partially funded by a decrease in interest-bearing deposits in other banks of $7,466,000 and Federal Home Loan Bank ("FHLB") advances of $3,000,000. The net increase in the Company's assets was primarily the result of management's continued strategy to maximize the high level of equity, diversify the Company's balance sheet and increase profitability.

         On April 1, 1999, Heritage Savings Bank, F.S.B. (the "Bank") paid $5.0 million in cash and assumed the remaining assets and liabilities of Bankers Affiliate, Inc. ("BA"). Additionally, the Bank retired a $2,500,000 note to BA following the purchase of the remaining interest of the affiliate company. Prior to the purchase, the Bank had a 33-1/3% investment in BA. The purchase of BA increased the Bank's loan portfolio by approximately $7.3 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

         At June 30, 1999,  the Company's  investment  securities  available for sale portfolio totaled $20.1 million, or 13.1%, of the Company's total consolidated assets. Pursuant to generally accepted accounting principles, such securities are recorded at current market value and the change in net unrealized gains or losses on such securities are excluded from current earnings and reported net of income taxes as part of comprehensive income. At June 30, 1999 and September 30, 1998, due to increases in market rates, unrealized losses for such securities were approximately $1.2 million and $166,000, respectively. Because of interest rate volatility, the Company's accumulated other comprehensive income (which is comprised solely of net unrealized holding gains and losses) and stockholders' equity could materially fluctuate for each interim period and year-end period. The majority of the unrealized losses resulted from the Company's investment in FHLB bonds. See Note 3 to the consolidated financial statements.

         Total liabilities of the Company were $137,456,000 as of June 30, 1999, compared to $116,634,000 as of September 30, 1998, an increase of $20,822,000 or 17.85%. The increase was primarily the result of increases in deposits, primarily certificates of deposit, of $17,370,000, and borrowings of $2,063,000. The Company's successful advertising campaign in 1998 for certificate of deposit products contributed to the continued growth in deposit balances. During the quarter ended June 30, 1999, the Bank borrowed an additional $3,000,000 in long term FHLB advances. Management's strategy is to take advantage of the low costs of funds and invest the proceeds in higher yielding investments.

         Stockholders' equity was $15,607,000 as of June 30, 1999, compared to $16,243,000 as of September 30 1998, a decrease of $636,000. The decrease was the result of an aggregate $409,000 repurchase of the Company's stock, a $689,000 increase in accumulated other comprehensive income, and dividends declared totaling $339,000. The decrease was partially offset by net income for the period of $539,000 and the allocation of shares to the Stock Based Benefit and Bonus Plans of $263,782.

Results of Operations

Interest Income

         Total interest income for the nine and three months ended June 30, 1999 was $7,505,000 and $2,666,000, respectively, compared to $6,065,000 and
$2,321,000 for the same periods in 1998, an increase of $1,440,000 and $345,000, respectively. The increase for the nine months ended June 30, 1999 was primarily due to increases of $15,577,000 and $11,872,000 in the average balance of investment securities and mortgage backed securities, respectively. In addition, the average balance of investment securities and mortgage backed securities increased $3,322,000 and $11,076,000, respectively, for the three months ended June 30, 1999. Offsetting such increases to interest income for the nine-month and three month periods ended June 30, 1999 was a 22 and 21 basis point decrease in the weighted average yield on interest-earning assets. The weighted average yield on interest-earning assets was 7.08% and 7.14% for the nine and three-month periods ended June 30, 1999, as compared to 7.30% and 7.35% for the same periods in 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Interest Expense

         Total interest expense for the nine and three months ended June 30, 1999 was $4,657,000 and $1,661,000, respectively, compared to $3,246,000 and
$1,306,000 for the same respective periods in 1998, an increase of $1,411,000 and $355,000. The increases resulted from the rise in the average dollar amount of time deposits for the nine month and three month periods ended June 30, 1999 of $23,738,000 and $23,575,000, respectively. Interest expense also increased following the rise in the average dollar amount of borrowings, principally Federal Home Loan Bank advances, of $10,554,000 and $3,606,000, respectively, for the nine month and three month periods ended June 30, 1999.

         Contributing to the increase in interest expense for the respective nine month and three month periods was an increase in cost of funds of 24 and 16 basis points. The weighted average rates paid on interest-bearing liabilities was 4.84% for both the nine and three months ended June 30, 1999, respectively, as compared to 4.60% and 4.68% for the same periods in 1998.

Provision for Loan Losses

         The provision for loan losses for the nine and three month periods ended June 30, 1999 was $45,000 and $15,000, respectively, as compared to $180,000 and $50,000 for the same respective periods in 1998. At June 30, 1999 and 1998, non-performing loans were $299,000 and $857,000, respectively.

         Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At June 30, 1999, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Non-Interest Income

         Other income for the nine and three months ended June 30, 1999 was $183,000 and $36,000, respectively, compared to $214,000 and $80,000 for the corresponding periods in 1998. The decreases of $31,000 and $44,000 for the respective nine and three month periods were primarily due to the absence of commissions and fees from Mapleleaf Mortgage Corporation ("MMC") which ceased operations during the quarter ended March 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Non-Interest Expense

         Total non-interest expense for the nine months ended June 30, 1999 was $2,094,000, compared to $2,073,000 for the same period in 1998, an increase of $21,000 or 1.01%.

         Total non-interest expense for the three months ended June 30, 1999 was $671,000, compared to $724,000 for the same period in 1998, a decrease of $53,000 or 7.32%. Advertising expense decreased $16,000 for the quarter due to an aggressive advertising campaign for certificates of deposit during the prior fiscal year. Professional fees decreased $10,000 due to prior year fees related to strategic planning that were not incurred in the current year. Other expenses decreased $31,000 as the result of return check losses of $24,000 experienced in the prior year. The Bank continues to pursue legal action against the individuals for repayment.

Provision for Income Taxes

         The provision for income taxes increased $42,000 and $4,000 for the nine and three months ended June 30, 1999, as compared to the same periods in 1998. The increases were the result of an increase in net income.

Year 2000

         During fiscal 1998, the Company adopted a Year 2000 compliance plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. The Company has completed all phases of its Y2K preparedness program. After a thorough review and assessment of the Company's computer operations, all of its computers were replaced with Y2K compliant equipment and necessary software upgrades were made. One hundred percent of the new equipment and software packages have been tested and found to be Y2K compliant. The Company has coordinated with its vendors and service providers to assure their readiness for Y2K. All testing in this area has been completed. The Company's contingency Plan has been developed, approved, and tested to assure uninterrupted service to its customers. Costs have been incurred due to the replacement of non-compliant teller hardware and software. As expected, the related overall costs have not been material in any single year. The Company has determined that the cost associated with addressing Y2K concerns should not exceed $190,000, employee time not included, which includes capital expenditures. At June 30, 1999 approximately $184,000 has been expended. Successful and timely completion of the Year 2000 Project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company's External Provider, testing plans, and all vendors, suppliers, and customer readiness.

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


                                       WHG Bancshares Corporation


Date:   August 11, 1999               By: /s/Peggy J. Stewart
                                          --------------------------------------
                                           Peggy J. Stewart
                                           President and Chief Executive Officer
                                           (duly authorized officer)


Date:   August 11, 1999               By: /s/Robin L. Taylor
                                          --------------------------------------
                                           Robin L. Taylor
                                           Controller (chief accounting officer)