Form 10KSB40
period 1999-09-30
WHG BANCSHARES CORP
filed 1999-12-21
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from              to             .
                                        ------------    ------------

Commission File No. 0-27606
                           WHG Bancshares Corporation
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

           Maryland                                            52-1953867
-------------------------------                                ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1505 York Road, Lutherville, Maryland                              21093
-------------------------------------                              -----
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Cod                (410) 583-8700
                                                             --------------
Securities registered under Section 12(b) of the Exchange Act:      None
                                                                    ----
Securities registered under Section 12(g) of the Exchange Act:

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                      ---

         State issuer's revenues for its most recent fiscal year:   $10,435,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 3, 1999, was $7.9 million.

         As of December 3, 1999, there were issued and outstanding 1,285,609 shares of the registrant's Common Stock.

       Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1999. (Parts I and II)
          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1999. (Part
               III)

                                     PART I

         WHG Bancshares Corporation (the "Registrant" or "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business
--------------------------------

General

         The Company is a Maryland corporation organized in December of 1995 at the direction of Heritage Savings Bank, F.S.B. (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On March 29, 1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. As a result, references to the Registrant or Company generally refer to the Bank unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Lutherville, Maryland and was originally founded in 1902. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         The Company is one of many financial institutions serving its market area which consists of the Baltimore, Maryland metropolitan area that includes Baltimore City and its five surrounding counties, Baltimore County, Hartford County, Howard County, Carroll County, and Anne Arundel County. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Registrant's loan portfolio by type of loan and type of security on the dates indicated:

                                                          At September 30,
                                          ----------------------------------------------
                                                    1999                   1998
                                          -----------------------  ---------------------
                                                $            %          $             %
                                               ---          ---        ---           ---
                                                          (Dollars in thousands)
Mortgage loans:
Residential loans:
  One-to four family ....................     71,042          74.7     67,057         85.9
  Multi-family ..........................      2,352           2.5         92           .1
Commercial ..............................      6,772           7.1      4,799          6.2
Construction ............................      5,183           5.5      1,968          2.5
                                            --------    ----------     ------     --------
       Total mortgage loans .............     85,349          89.8     73,916         94.7
                                            --------    ----------     ------     --------
Consumer and other loans:
  Consumer ..............................      7,298           7.7        267           .3
  Land/lot ..............................        833            .8        952          1.3
  Commercial lines of credit ............      1,174           1.2      2,031          2.6
  Commercial loans secured by lease
      receivables .......................        438            .5        853          1.1
                                            --------    ----------   --------   ----------
       Total consumer and other loans ...      9,743          10.2      4,103          5.3
                                            --------    ----------   --------   ----------
             Total loans ................     95,092         100.0%    78,019        100.0%
                                                        ==========              ==========

Less:
  Undisbursed portion of loans in process     (3,568)                  (1,714)
  Deferred loan origination fees ........       (520)                    (521)
  Allowance for loan losses .............       (345)                    (301)
  Unamortized discount ..................       (725)                    (125)
  Other .................................         (2)                      --
                                             -------                 --------
Total loans, net ........................   $ 89,932                   75,358
                                             =======                 ========


Loan Maturity Tables

The following table sets forth the estimated maturity of the Registrant's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $19.3 million for the year ended September 30, 1999.
Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                       Due after
                                          Due within  1 through  Due after
                                            1 year     5 years    5 years   Total
                                            ------     -------    -------   -----
                                                                (In thousands)

One-to-four family residential and
    multi-family .........................   $   157   $   899   $72,338   $73,394
Commercial real estate loans  and land/lot        52     1,530     6,023     7,605
Construction .............................        --        --     5,183     5,183
Consumer .................................       545     2,438     4,315     7,298
Commercial lines of credit ...............     1,140        34        --     1,174
Commercial loans secured by lease
  finance receivables ....................        71       367        --       438
                                             -------   -------   -------   -------
                                             $ 1,965   $ 5,268   $87,859   $95.092
                                             =======   =======   =======   =======

         The following table sets forth the dollar amount of all loans due after September 30, 2000, which have fixed interest rates and floating or adjustable interest rates.

                                                                   Floating or
                                                Fixed Rates      Adjustable Rates          Total
                                                -----------      ----------------          -----
                                                                 (In thousands)
One-to-four family residential and
    multi-family ..............................   $53,714             $19,523             $73,237
Commercial real estate loans and land/lot .....     5,421               2,132               7,553
Construction ..................................     5,183                  --               5,183
Consumer ......................................     3,252               3,501               6,753
Commercial lines of credit and commercial loans
secured by lease finance receivables ..........       401                  --                 401
                                                  -------             -------             -------
    Total .....................................   $67,971             $25,156             $93,127
                                                  =======             =======             =======

         One- to Four-Family Residential Loans. The Registrant's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Registrant's primary market area. The Registrant generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. In certain instances, the Registrant will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance for the borrower is required. A mortgage loan originated by the Registrant, whether fixed- or adjustable-rate, can have a term of up to 30 years.

         The Registrant requires for all adjustable-rate mortgage loans that the borrower qualify at the current fully indexed rate. The Registrant's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 2% with a maximum adjustment over the term of the loan to 10.75% and a minimum adjustment to 6%, except during the first year following origination. Adjustable-rate mortgage loans typically reprice every year, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. Mortgage loans originated and held by the Registrant in its portfolio generally include due-on-sale clauses which provide the Registrant with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant consent.

         The Registrant offers adjustable-rate mortgage loans using the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Registrant's cost of funds. Generally, the Company's standard underwriting guidelines for mortgage loans conform to FHLMC guidelines. It is the current policy of the Registrant to remain a portfolio lender. The Registrant typically charges a 1% to 2% origination or commitment fee.

         Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Registrant.

         Multi-Family Real Estate Loans. These loans are primarily secured by apartment houses, located in the Registrant's primary market area. Loans secured by multi-family property may be originated in amounts up to 75% of the appraised value with either fixed or adjustable rates of interest. Fixed rate interest loans have maturities generally of up to 25 years, with principal and interest payments calculated on a 25 year amortization period. Adjustable rate loans typically have a 5 to 25 year amortization period, with a fixed rate of interest for the first five years, with repricing following every five years after that initial fixed period.

         Multi-family real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by adverse conditions in the economy.

         Commercial Real Estate Loans. Commercial loan portfolio consist primarily of loans secured by real estate, such as church loans and small office building loans. Loans secured by commercial property may be in amounts up to 75% of the appraised value for a maximum term of 25 years. Commercial lending entails significant additional risks when compared with one- to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

         Construction Loans. Construction loans are made on a long term basis and are classified as construction/permanent loans. Approximately 95% of the Registrant's construction loan portfolio is for the construction of single-family residential property to the individuals who will be the owners and occupants upon completion of construction. These construction loans usually require no principal payments during the first six months, after which the payments are set at an amount that will amortize over the term of the permanent loan. The terms, including interest rate, of single family residential construction loans are the same as those for a loan to purchase or refinance a previously constructed single family residence. The maximum loan to value for other construction loans is dependent on the type of property that will be constructed.

         Consumer Loans. Prior to 1999, consumer loans, which included home equity lines of credit, were originated by Banker's Affiliate, Inc. The Registrant owned a one-third interest of Banker's Affiliate, Inc. and purchased the remaining interest during fiscal 1999.

         Home equity lines of credit loans are primarily secured by one-to four family residential mortgage loans. The loans generally have terms of 15 to 30 years, some of which are at fixed rates and some of which have rates that adjust periodically. Home equity lines of credit are subject to a 80% combined loan-to-value limitation, including any outstanding mortgages or liens. At September 30, 1999, these loans totaled $3.5 million of the consumer loan portfolio.

         Other consumer loans primarily consist of automobile loans, boat loans, and share loans. Loans secured by vehicles are financed for terms up to 60 months. Share loans are secured by deposits of the bank are granted in amounts of up to 90% of the deposited amount.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Approval Authority and Underwriting. All loans must be approved by the Registrant's loan committee and all loans over $500,000 must be approved by the Registrant's Board of Directors. Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from an independent fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. The Registrant makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, the Registrant requires title insurance. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 15 days of the date of issuance. At September 30, 1999, the Registrant had $1.6 million of commitments to cover originations and $3.6 million in undisbursed funds for loans in process. Management believes that virtually all of the Registrant's commitments will be funded.

         Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Registrant's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is greater. The Registrant's maximum loan to one borrower limit was approximately $2.2 million at September 30, 1999.

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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring or impaired loans.

                                                                  At September 30,
                                                                  ----------------
                                                                   1999      1998
                                                                  ------   -------
                                                                (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family real estate .......................................   $ --    $   383
  Home equity lines of credit ..................................     45
  Commercial ...................................................     66         --
Non-mortgage loans:
  Consumer .....................................................     19         --
  Commercial loan secured by lease financed receivables ........     33         --
                                                                   ----    -------
Total non-accrual loans ........................................    163        383
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family real estate ............     --         --
  Commercial ...................................................     38         --
Non-mortgage loans:
  Consumer .....................................................     --         --
                                                                   ----    -------
Total accruing loans greater than 90 days past due .............     38         --
                                                                   ----    -------
Total non-performing loans .....................................   $201    $   383
                                                                   ====    =======
Foreclosed real estate .........................................     13         --
                                                                   ====    =======
Total non-performing assets ....................................   $214    $   383
                                                                   ====    =======
Total non-accrual and accrual loans to net loans ...............    .22%       .51%
                                                                   ====    =======
Allowance for loan losses to total non-performing loans,
  including loans contractually past due 90 days or more ....... 171.64%     78.59%
                                                                   ====    =======
Total non-accrual and accruing loans greater than
  90 days past due to total assets .............................    .13%       .29%
                                                                   ====    =======
Total non-performing assets to total assets ....................    .14%       .29%
                                                                   ====    =======

         Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $15,498 for the year ended September 30, 1999.

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

                                                         At September 30,
                                                         ----------------
                                                             1999
                                                             ----
                                                        (In Thousands)
                            Special Mention                 $2,290
                            Substandard                        161
                            Doubtful                            --
                            Loss                                --
                                                            ------
                                                            $2,451
                                                            ======

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                At September 30,
                                                ----------------
                                                1999         1998
                                                ----         ----
                                             (Dollars in Thousands)

Total loans outstanding ...................   $ 89,931     $ 75,358
                                              ========     ========
Average loans outstanding .................   $ 83,094     $ 77,911
                                              ========     ========

Allowance balances (at beginning of period)   $    301     $    250
Provision (credit):
  Residential .............................         30          185
  Commercial real estate ..................         --           10
  Consumer ................................         40           --
Net (charge-offs) recoveries:
  Residential .............................        (11)        (144)
  Commercial real estate ..................         --           --
  Consumer ................................        (15)          --
                                              --------     --------
Allowance balance (at end of period) ......   $    345     $    301
                                              ========     ========
Allowance for loan losses as a percent
  of total loans outstanding ..............        .38%         .40%
                                              ========     ========
Net loans charged off as a percent of
  average loans outstanding ...............        .30%         .18%
                                              ========     ========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                                             September 30,
                                                                       -------------------------------------------------------------
                                                                                  1999                             1998
                                                                       --------------------------   --------------------------------
                                                                                      % of Loans in                  % of Loans in
                                                                                      Each Category                  Each Category
                                                                        Amount        To Total Loans    Amount      To Total Loans
                                                                        ------        --------------    ------      --------------
                                                                                         (Dollars in thousands)
Real estate:
  Residential mortgage ................................................   $176             77.2%        $157             86.0%
  Commercial real estate ..............................................     61              7.1           61              6.2
  Construction ........................................................     68              5.5           68              2.5
  Commercial lines of credit ..........................................      4              1.2            4              2.6
  Land/lot ............................................................      1               .8            1              1.3
  Consumer ............................................................     25              7.7           --               .3
  Commercial loans secured by lease
    finance receivables ...............................................     10               .5           10              1.1
                                                                          ----           ------         ----           ------
                                                                          $345           100.00%        $301           100.00%
                                                                          ====           ======         ====           ======

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 1999, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $33,633,000 and $19,701,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 1999, the Registrant's securities available for sale had an amortized cost of $21,287,000 and market value of $19,701,000 (unrealized loss of $1,586,000). Changes in the market value of securities available for sale do not affect Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 1999, our investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement our lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short term investments, FHLB stock and mortgage-backed securities at the dates indicated.

                                                     At September 30,
                                                     ----------------
                                                      1999     1998
                                                      ----     ----
                                                     (In thousands)
Investment Securities Available For Sale:
Equity Investments ..............................   $   352   $   562
FHLB bonds ......................................    16,322    14,630
FHLMC bonds .....................................     3,027      --
                                                    -------   -------
   Total Investment Securities Available For Sale    19,701   $15,192
                                                    -------   -------

Investment Securities Held to Maturity:
FNMA bonds ......................................   $ 2,750   $ 3,750
FHLB bonds ......................................    11,300    10,850
FHLMC bonds .....................................     1,600      --
                                                    -------   -------
   Total Investment Securities Held To Maturity .    15,650    14,600
                                                    -------   -------

Interest-bearing deposits in other banks ........   $ 3,689   $ 9,849
Federal funds sold ..............................     2,290     3,394
Mortgage-backed securities held to maturity .....    17,983     7,276
FHLB stock ......................................     1,200     1,000
                                                    -------   -------
                                                     25,162    21,519
                                                    -------   -------
                                                    $60,513   $51,311
                                                    =======   =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant's investment securities portfolio at September 30, 1999. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                          More than One to More than Five to    More than              Total
                                        One Year or Less    Five Years        Ten Years         Ten Years     Investment Securities
                                        ----------------- ---------------- ---------------- ---------------- -----------------------
                                         Carrying Average Carrying Average Carrying Average Carrying Average Carrying Average Market
                                          Value    Yield    Value   Yield    Value   Yield   Value    Yield    Value   Yield  Value
                                          -----    -----    -----   -----    -----   -----   -----    -----    -----   -----  ------
                                                                   (Dollars in thousands)
Investment Securities Available For Sale:
  Equity Investments.....................     -        -        -       -        -       -       352  1.75        352   1.75     352
  FHLB bonds.............................     -        -        -       -        -       -    16,322  6.78     16,322   6.78  16,322
Investment Securities Held to Maturity:                                                        3,027  6.59      3,027   6.59   3,027
  FNMA bonds.............................     -        -        -       -        -       -     2,750  6.78      2,750   6.78   2,569
  FHLB bonds.............................     -        -        -       -      250    7.25    11,050  6.77     11,300   6.78  10,588
  FHLMC bonds............................     -        -        -       -      100    7.00     1,500  6.59      1,600   6.62   1,493
Interest-bearing deposits in other banks. 3,689     5.45        -       -        -       -         -     -      3,689   5.45   3,689
Federal funds sold....................... 2,290     5.48        -       -        -       -         -     -      2,290   5.48   2,290
Mortgage-backed securities held
  to maturity............................     -        -        2    8.00      231    7.59    17,750  6.46     17,983   6.47  17,192
FHLB stock...............................     -        -        -       -        -       -     1,200  7.37      1,200   7.37   1,200
                                          -----               ---              ---            ------           ------         ------
  Total.................................. 5,979     5.46        2    8.00      581    7.34    53,951  6.62     60,513   6.53  58,722
                                          =====     ====      ===    ====      ===    ====    ======  ====     ======   ====  ======

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Registrant also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1999, the Registrant had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                       Certificates
                                                        of Deposits
                                                        -----------
Maturity Period                                       (In thousands)
---------------
Within three months                                        $ 208
Three through six months                                   1,230
Six through twelve months                                    833
Over twelve months                                         5,114
                                                          ------
                                                          $7,385
                                                          ======

Borrowings

         The Registrant may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Registrant's stock in the FHLB of Atlanta and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Registrant discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

                                                                       During the Year Ended
                                                                           September 30,
                                                                      ----------------------
                                                                          1999      1998
                                                                      ----------------------
                                                                        (In thousands)
Maximum amount of short-term borrowings outstanding at any month end:
  Advances from Federal Home Loan Bank ..............................   $ 9,000    $20,000
Approximate average short-term borrowings outstanding with respect to:
  Advances from Federal Home Loan Bank ..............................   $ 6,250    $ 6,917
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank ..............................      5.43%      5.63%

Employees

         At September 30, 1999, the Registrant had 27 full-time and 6 part-time employees. None of the Registrant 's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank . The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         A member of the SAIF pays an annual insurance premium to the FDIC of at least 0.064% of total deposits of that member. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

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

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statute, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1999, the Bank was in compliance with its QTL requirement with 72.4% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1999, the Bank's required liquid asset ratio was 4%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

         (a)      Properties.

         The Registrant operates from its main office and four branch offices.

Location                                   Leased or Owned
--------                                   ---------------

MAIN OFFICE:
  1505 York Road
  Lutherville, Maryland   21093                    Owned

HAMILTON OFFICE:
  4228 Harford Road
  Baltimore, Maryland  21214                       Owned

WOODLAWN OFFICE:
  Gwynn Oak Avenue and
  Windsor Mill Road                            Leased until
  Baltimore, Maryland  21207                   January 2002

ELLICOTT CITY OFFICE:
  9396 Baltimore National Pike
  Ellicott City, Maryland  21042               Leased until
                                                 May 2000

GOLDEN RING OFFICE:
  8767 K Philadelphia Road                     Leased until
  Baltimore, Maryland  21237                     May 2001


         (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities and - Regulation," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation."

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
------------------------------------------------------------------

         The information contained under the section captioned "Market Price of the Common Stock" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 (the "Annual Report"), is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions".

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated statements of financial condition of WHG Bancshares Corporation as of September 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended September 30, 1999, together with the related notes and the independent auditors' report of Anderson Associates, LLP independent certified public accountants.

                  2. Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:
                            3(i)    Articles of  Incorporation  of WHG  Bancshares Corporation *
                            3(ii)   Amended Bylaws of WHG Bancshares
                                    Corporation
                           10.1     Amendment to Employment Agreement with Peggy J. Stewart **
                           10.2     Restated Severance Agreement with Robin L. Taylor **
                           10.3     Restated Severance Agreement with Diana Rohrback **
                           10.4     Amendment to the 1996 Stock Option Plan ***
                           10.5     Amendment to Management Stock Bonus Plan and Trust Agreement ***
                           10.6     Form of Directors Change In Control Severance Plan
                           13       Portions of Annual Report to Stockholders for the fiscal year ended September 30, 1999
                           21       Subsidiaries of the Registrant (See Item 1 - Description of Business)
                           23       Consent of Anderson Associates, LLP
                           27       Financial Data Schedule (electronic filing only)


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

                  (b) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 1999.

                           WHG BANCSHARES CORPORATION


                           By:   /s/Peggy J. Stewart
                                 -----------------------------------------------
                                 Peggy J. Stewart
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 21, 1999.

/s/Peggy J. Stewart                                  /s/Robin L. Taylor
--------------------------------------------         ---------------------------------------------
Peggy J. Stewart                                     Robin L. Taylor
President, Chief Executive Officer and Director      Controller
(Principal Executive Officer)                        Principal Accounting and Financial Officer)

/s/John E. Lufburrow                                 /s/Herbert A. Davis
--------------------------------------------         ---------------------------------------------
John E. Lufburrow                                    Herbert A. Davis
Chairman of the Board                                Director

/s/Philip W. Chase, Jr.                              /s/D. Edward Lauterbach, Jr.
--------------------------------------------         ---------------------------------------------
Philip W. Chase, Jr.                                 D. Edward Lauterbach, Jr.
Director                                             Director

/s/Urban P. Francis, Jr.                             /s/Edwin C. Muhly, Jr.
--------------------------------------------         ---------------------------------------------
Urban P. Francis, Jr.                                Edwin C. Muhly, Jr.
Director                                             Director

/s/Hugh P. McCormick                                 /s/August J. Seifert
--------------------------------------------         ---------------------------------------------
Hugh P. McCormick                                    August J. Seifert
Director                                             Director

