Form 10QSB
period 1999-12-31
WHG BANCSHARES CORP
filed 2000-02-10
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

 Number of shares of Common Stock outstanding as of February 1, 2000: 1,285,609

Transitional Small Business Disclosure Format (check one)

                          YES                       NO      X
                                  ---                      ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents

                                                                                       Pages
                                                                                       -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated statements of financial condition at December 31,  1999
           (unaudited) and September 30, 1999............................................3

           Consolidated statements of operations (unaudited) for the three months
           Ended December 31, 1999 and December 31, 1998.................................4

           Consolidated statements of comprehensive income (unaudited)...................5

           Consolidated statements of cash flows (unaudited) for the three months
           Ended December 31, 1999 and December 31, 1998...............................6-7

           Notes to financial statements...............................................8-9

      Item 2.  Management's Discussion and Analysis..................................10-13


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings........................................................14

      Item 2.  Changes in Securities....................................................14

      Item 3.  Defaults upon Senior Securities..........................................14

      Item 4.  Submission of Matters to a Vote of Security-Holders......................14

      Item 5.  Other Information........................................................14

      Item 6.  Exhibits and Reports on Form 8-K.........................................14

Signatures..............................................................................15

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                      December 31,        September 30,
                                                                                      ------------        -------------
                                                                                          1999               1999
                                                                                          ----               ----
                                                                                      (Unaudited)
Assets
Cash                                                                                $   2,882,876      $     1,312,324
Interest bearing deposits in other banks                                                  777,017            3,689,305
Federal funds sold                                                                      1,234,000            2,290,000
Investments available for sale                                                         19,015,756           19,700,713
Other investments held to maturity                                                     15,650,000           15,650,000
Mortgage backed securities                                                             17,642,028           17,983,370
Loans receivable - net                                                                 92,953,237           89,931,326
Foreclosed real estate                                                                          -               13,103
Accrued interest receivable - loans                                                       355,054              389,587
                            - investments                                                 566,017              647,790
                            - mortgage backed securities                                   95,042               96,914
Premises and equipment - net                                                              859,911              838,527
Federal Home Loan Bank of Atlanta stock, at cost                                        1,050,000            1,200,000
Deferred income taxes                                                                   1,116,932              852,384
Prepaid and refundable income taxes                                                        84,718               68,590
Other assets                                                                              249,760              258,632
                                                                                     ------------         ------------
Total assets                                                                         $154,532,348         $154,922,565
                                                                                     ============         ============

     Liabilities and Stockholders' Equity

Liabilities
   Deposits                                                                          $118,452,759         $115,302,487
   Borrowings                                                                          21,000,000           24,000,000
   Advance payments by borrowers for taxes and insurance                                   96,602              315,463
   Income taxes payable                                                                    32,913               49,289
   Other liabilities                                                                      266,576              338,661
                                                                                     ------------         ------------
Total liabilities                                                                     139,848,850          140,005,900

Commitments and contingencies

Stockholders' Equity
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,285,609 shares at
    December 31, 1999 and September 30,1999                                               128,561              128,561
   Additional paid-in capital                                                           6,600,955            6,561,355
   Retained earnings (substantially restricted)                                        10,047,365            9,932,078
   Accumulated other comprehensive loss                                                (1,393,959)            (973,504)
   Employee Stock Ownership Plan                                                         (699,424)            (731,825)
                                                                                     ------------         ------------
Total stockholders' equity                                                             14,683,498           14,916,665
                                                                                     ------------         ------------
Total liabilities and stockholders' equity                                           $154,532,348         $154,922,565
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                         For Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                          1999           1998
                                                          ----           ----

Interest and fees on loans                             $1,772,280     $1,475,263
Interest and dividends on investment
 securities                                               638,294        529,265
Interest on mortgage backed securities                    286,414        172,751
Other interest income                                      78,581        178,266
                                                       ----------     ----------
Total interest income                                   2,775,569      2,355,545

Interest on deposits                                    1,430,789      1,163,392
Interest on short-term borrowings                          24,704        128,584
Interest on long-term borrowings                          269,790        163,577
                                                       ----------     ----------
Total interest expense                                  1,725,283      1,455,553
                                                       ----------     ----------
Net interest income                                     1,050,286        899,992
Provision for loan losses                                  30,000         15,000
                                                       ----------     ----------
Net interest income after provision for
 loan losses                                            1,020,286        884,992

Non-Interest Income
   Fees and charges on loans                                9,419         10,200
   Fees on transaction accounts                            13,510         13,635
   Other commissions and fees                                --           65,335
   Other income                                            12,645          9,063
                                                       ----------     ----------
Total non-interest income                                  35,574         98,233
Non-Interest Expenses
   Salaries and related expenses                          420,960        464,912
   Occupancy                                               34,501         34,983
   FDIC deposit insurance premium                          16,732         13,214
   Depreciation of equipment                               23,000         21,214
   Advertising                                             21,600         14,320
   Data processing costs                                   26,268         23,293
   Professional services                                   54,427         51,802
   Loss on sale of foreclosed real estate                     786           --
   Other expenses                                          95,091         96,901
                                                       ----------     ----------
Total non-interest expenses                               693,365        720,639
                                                       ----------     ----------
Income before tax provision                               362,495        262,586

Provision for income taxes                                139,995        101,452
                                                       ----------     ----------
Net income                                             $  222,500     $  161,134
                                                       ==========     ==========

Basic earnings per share                               $      .19     $      .13
                                                       ==========     ==========
Diluted earnings per share                             $      .19     $      .13
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------

                                                             For Three Months Ended
                                                                   December 31,
                                                             ----------------------
                                                                1999         1998
                                                                ----         ----

Net income                                                   $ 222,500    $ 161,134

Unrealized losses on available for sale securities, net of
 tax of $264,548 and $97,810, for the three month periods
 ended December 31, 1999 and 1998, respectively               (420,455)    (155,453)
                                                             ---------    ---------
Comprehensive income (loss)                                  $(197,955)   $   5,681
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                         For Three Months Ended
                                                                             December 31,
                                                                         ----------------------
                                                                           1999           1998
                                                                           ----           ----
Operating Activities
--------------------
     Net income before other comprehensive income                     $    222,500    $    161,134
     Loss on sale of foreclosed real estate                                    786            --

     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and discounts
          on mortgage backed securities                                        558           2,371
         Amortization of discount on investments available for sale            (46)            (12)
         Amortization of deferred loan fees                                (26,236)        (56,401)
         Loan fees deferred                                                 29,057          39,735
         Decrease in discount on loans purchased                          (106,728)         (4,771)
         Provision for loan losses                                          30,000          15,000
         Non-cash compensation under stock-based
          benefit plans                                                     72,001          88,968
         Proceeds from sale of foreclosed real estate                       12,317            --
         Decrease in accrued interest receivable                           118,178          88,342
         Provision for depreciation                                         31,300          21,214
         Decrease in deferred income taxes                                    --             2,694
         Increase in prepaid income taxes                                  (16,128)        (61,771)
         Decrease in other assets                                            8,872         131,144
         Decrease in accrued interest payable                                 (173)           (100)
         Decrease in income taxes payable                                  (16,376)        (16,780)
         Decrease in other liabilities                                     (72,085)        (62,622)
                                                                      ------------    ------------
              Net cash provided by operating activities                    287,797         348,145

Cash Flows from Investment Activities
-------------------------------------
     Purchases of interest bearing deposits                                   --           (95,000)
     Proceeds from maturities of investments available for sale               --         3,250,000
     Purchase of investments available for sale                               --        (5,513,898)
     Purchase of other investments                                            --        (4,250,000)
     Proceeds from maturing other investments                                 --         4,000,000
     Purchase of mortgage backed securities                                   --        (8,479,853)
     Principal collected on mortgage backed securities                     340,784         442,481
     Net decrease in shorter term loans                                     40,502         124,521
     Longer term loans originated or acquired                           (5,686,353)     (3,984,350)
     Principal collected on longer term loans                            2,697,847       1,381,759
     Redemption of Federal Home Loan Bank of Atlanta stock                 150,000            --
     Investment in premises and equipment                                  (52,684)         (4,211)
     Decrease on investments in and loans to
      joint ventures                                                          --            50,000
                                                                      ------------    ------------
              Net cash used by investment activities                    (2,509,904)    (13,078,551)

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                    For Three Months Ended
                                                                         December 31,
                                                                    ----------------------
                                                                      1999            1998
                                                                      ----            ----
Cash Flows from Financing Activities
------------------------------------
     Net (decrease) increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                          $   (327,376)   $  1,146,596
     Net increase in certificates of deposit                        3,258,960       4,695,479
     Increase in checks outstanding in excess of
      bank balances                                                      --           185,348
     Decrease in borrowings                                        (3,000,000)           --
     Stock repurchase                                                    --          (113,654)
     Dividends on stock                                              (107,213)       (114,061)
                                                                 ------------    ------------
              Net cash provided (used) by financing activities       (175,629)      5,799,708
                                                                 ------------    ------------
Decrease in cash and cash equivalents                              (2,397,736)     (6,930,698)
Cash and cash equivalents at beginning of period                    7,196,629      14,422,780
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  4,798,893    $  7,492,082
                                                                 ============    ============

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                        $  2,882,876    $     11,085
     Interest bearing deposits in other banks                         777,017       2,653,997
     Federal funds sold                                             1,234,000       4,922,000
                                                                 ------------    ------------
     Balance of cash items reflected on
      Statement of Financial condition                              4,893,893       7,587,082

         Less - certificates of deposit with original
                 maturities of more than three months
                 that are included in interest
                 bearing deposits in other banks                       95,000          95,000
                                                                 ------------    ------------
Cash and cash equivalents reflected on the
 Statement of Cash Flows                                         $  4,798,893    $  7,492,082
                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:

         Interest                                                $  1,741,798    $  1,452,933
                                                                 ============    ============

         Taxes                                                   $    172,500    $    181,800
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2000 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 2 - Cash Flow Presentation
         ----------------------

                    For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 3 - Investment Available for Sale
         -----------------------------

                    The amortized cost and fair values of investments available for sale at are as follows:

                                        Gross           Gross
                          Amortized   Unrealized      Unrealized      Fair
                            Cost        Gains           Losses        Value
                            ----        -----           ------        -----
December 31, 1999
-----------------
Equity investments      $   544,324   $      --     $   207,886   $   336,438
Federal Home Loan
 Bank Bonds              17,493,399          --       1,740,168    15,753,231
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,064          --         322,977     2,926,087
                        -----------   ---------     -----------   -----------
                        $21,286,787   $      --     $ 2,271,031   $19,015,756
                        ===========   =========     ===========   ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------



Note 3 - Investment Available for Sale - Continued
         -----------------------------

                                       Gross           Gross
                         Amortized   Unrealized       Unrealized      Fair
                            Cost       Gains           Losses         Value
                            ----       -----           ------         -----
September 30, 1999
------------------
Equity investments      $   544,324   $      --     $   192,136   $   352,188
Federal Home Loan
 Bank Bonds              17,493,370          --       1,171,721    16,321,649
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,047          --         222,171     3,026,876
                        -----------   ----------    -----------   -----------
                        $21,286,741   $      --     $ 1,586,028   $19,700,713
                        ===========   ==========    ===========   ===========

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

                                                            1999         1998
                                                            ----         ----

          Net income before other comprehensive income  $  222,500   $  161,134
                                                         =========    =========

          Weighted Average Shares
             Outstanding basic EPS                       1,161,507    1,246,050
          Dilutive Items
             Stock options                                       -            -
             Unvested stock awards                               -       42,658
                                                         ---------    ---------
          Adjusted weighted average shares
           used for dilutive EPS                         1,161,507    1,288,708
                                                         =========    =========

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, year 2000 issues and general economic conditions. WHG Bancshares Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Since we conduct no significant business other than owning all of the common stock of Heritage Savings Bank, F.S.B. ("Heritage Savings"), references in this discussion to "we," "us," and "our," refer collectively to WHG Bancshares Corporation and Heritage Savings.

Overview

          For the three months ended December 31, 1999, our earnings increased $62,000 to $223,000, or $.19 diluted earnings per share, from $161,000, or $.13 diluted earnings per share, for the comparative 1998 period. Our earnings increased primarily due to an increase in core earnings offset by a decline in non-interest income.

Financial Condition

         Our total consolidated assets at December 31, 1999 of $154,532,000 remained relatively unchanged from September 30, 1999. At December 31, 1999, we used approximately $ 2,912,000 of our interest-bearing deposits in other banks and $1,056,000 of federal funds sold primarily to fund net loan originations of $3,022,000 and to increase cash to meet potential Year 2000 liquidity requirements. Subsequent to December 31, 1999, the funds used for year 2000 were reinvested into federal funds sold.

         During the quarter ended December 31, 1999, we used funds received from the increase in certificates of deposits to decrease $3,000,000 of borrowings (short term FHLB advances). During fiscal 1999, such borrowings were used to fund the acquisition of assets of Bankers Affiliate, Inc.

         At December 31, 1999, our net worth decreased by $234,000 to $14,683,000 from $14,917,000 at September 30, 1999. The decrease primarily reflects the $420,000 increase in accumulated other comprehensive loss offset by net income of $223,000. The increase in accumulated other comprehensive loss resulted from the fluctuation in market value of our investment in available for sale securities. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect our net income until the securities are sold. We plan to hold these securities until maturity or until the market values of these securities increase. Accordingly, we do not expect, though there is no assurance, that our investment in these securities will affect net income in future periods. See
Note 3 to the consolidated financial statements.

Results of Operations

Net Interest Income

         Net interest income increased $150,000 to $1,050,000 for the three months ended December 31, 1999 from $900,000 for the comparable 1998 period. The interest rate spread, which is the difference between the yield on average interest-earning assets and the percentage cost of average interest-bearing liabilities, increased for the three months ended December 31, 1999 to 2.47% from 2.22% for the comparable 1998 period. The increase in interest rate spread is primarily the result of an increase in the average yield on investment securities and mortgage-backed securities.

Interest Income

          Interest and fees on loans increased $297,000 to $1,772,000 for the three months ended December 31, 1999 from $1,475,000 for the comparable 1998 period. The increase was the result of an increase in the average dollar amount of loans outstanding at December 31, 1999 of $15,621,000. Such increase in average loans at December 31, 1999 reflects the purchase of loans from Banker's Affiliate in April 1999 combined with new loan originations. For the three months ended December 31, 1999, the average yield on average loans remained relatively unchanged from the comparable 1998 period.

         Interest and dividend income on investment securities increased $109,000 to $638,000 for the three months ended December 31, 1999 from $529,000 for the comparable 1998 period. The increase was the result of an increase in the average dollar amount of investment securities outstanding at December 31, 1999 of $3,890,000, coupled with an increase in the average yield of 52 basis points to 7.08% for the three months ended December 31, 1999 from 6.56% for the comparable 1998 period.

         Interest income on mortgage backed securities increased $113,000 to $286,000 for the three months ended December 31, 1999 from $173,000 for the comparable 1998 period. The increase was the result of an increase in the average dollar amount of mortgage backed securities outstanding at December 31, 1999 of $5,422,000, coupled with an increase in the average yield of 84 basis points to 6.45% for the three months ended 1999 from 5.61% for the comparable 1998 period.

         Other interest income decreased $99,000 to $79,000 for the three months ended December 31, 1999 from $178,000 for the comparable 1998 period. The decrease was the result of a decrease in the average dollar amount of other interest earning assets of $6,510,000 at December 31, 1999. Other average interest bearing assets decreased due to the use of interest bearing deposits in other banks to fund loan originations and the use of federal funds sold to fund our cash reserve for year 2000 liquidity. Additionally, at December 31, 1998, other average interest bearing assets included a loan payable to Banker's Affiliate of $2,500,000, which was repaid in April 1999.

Interest Expense

         Total interest expense increased $269,000 to $1,725,000 for the three months ended December 31, 1999 from $1,456,000 for the comparable 1998 period. The increase resulted from the rise in the average dollar amount of certificate of deposits of $20,739,000 at December 31, 1999 . The increase was slightly offset by an annualized decrease of 20 basis points paid on certificates of deposits as older, higher-yielding deposits were replaced.

Provision for Loan Losses

         The provision for loan losses for the three months ended December 31, 1999 increased $15,000 to $30,000 from $15,000 for the comparable 1998 period. The increase was primarily due to the overall increase in the loan portfolio and the mix of the loan portfolio. We continually evaluate the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant conditions. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio - from lower yielding loans (i.e., one-to four family loans) to higher yielding loans (i.e., multi-family, non-residential commercial, construction, and consumer loans). Based upon the additions to the allowance for loan losses, management believes the allowance for loan losses is adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that we might incur in the future due to the higher degree of risk which might result from the change in the mix of the loan portfolio.

Non-Interest Income and Non-interest Expense

         Non-interest income decreased $62,000 to $36,000 for the three months ended December 31, 1999 from $98,000 for the comparable 1998 period. Total non-interest expenses decreased $28,000 to $693,000 for the three months ended December 31, 1999 from $721,000 for the comparable 1998 period. Such decrease was primarily the result of a decrease in other commissions and fees and salaries and related benefits due to the closing of operations of our subsidiary, Mapleleaf Mortgage Corporation, in March 1999.


Provision for Income Taxes

         The provision for income taxes increased $39,000 for the quarter ended December 31, 1999, as compared to the same quarter in 1998. The increases were the result of an increase in net income. The effective tax rate for both periods was 38.6%.

Year 2000

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingency plans to prevent any potential system malfunction or correct any system failures. We have not been informed of any such problem experienced by our vendors or our customers.

         However, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem. We will continue to monitor our significant vendors of goods and services and customers with respect to any Year 2000 problems they may encounter, as those issues may effect our ability to continue operations, or might adversely affect our financial position, results of operations and cash flows. At this time, we do not believe that these potential problems will materially impact the ability to continue our operations or effect our financial statements. However, no assurance can be given that this will be the case.

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

Item 6.            Exhibits and Reports on Form 8-K

                   (a) List of Exhibits:
                        3(i)   Articles of Incorporation of WHG Bancshares
                                 Corporation*
                        3(ii)  Amended Bylaws of WHG Bancshares Corporation****
                       10.1    Amendment to Employment Agreement with
                                 Peggy J. Stewart**
                       10.2    Restated Severance Agreement with
                                 Robin L. Taylor**
                       10.3    Restated Severance Agreement with
                                 Diana Rohrback**
                       10.4    Amendment to the 1996 Stock Option Plan***
                       10.5    Amendment to Management Stock Bonus Plan and
                                 Trust Agreement***
                       10.6    Form of Directors Change In Control Severance
                                 Plan****
                       27      Financial Data Schedule (electronic filing only)

      _____________________
     * Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.
     **   Incorporated by reference to the June 30, 1998 Form 10-QSB filed.
     *** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.
     **** Incorporated  by  reference  to the Form  10-KSB  for the  year  ended
          September 30, 1999.

      (b)          Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WHG Bancshares Corporation

Date:    February 10, 2000       By:      /s/Peggy J. Stewart
                                          --------------------------------------
                                          Peggy J. Stewart
                                          President and Chief Executive Officer
                                          (duly authorized officer)


Date:    February 10, 2000       By:      /s/Robin L. Taylor
                                          --------------------------------------
                                          Robin L. Taylor
                                          Controller (chief accounting officer)