Form 10QSB
period 2000-03-31
WHG BANCSHARES CORP
filed 2000-05-15
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2000
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                               ----------    ----------

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


      Maryland                                               52-1953867
      --------                                               ----------
(State of incorporation                                   (I.R.S. employer
 or organization)                                        identification no.)


1505 York Road, Lutherville, Maryland                          21093
--------------------------------------                         -----
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

                         YES      X                NO
                             ------------              ------------

   Number of shares of Common Stock outstanding as of May 1, 2000:   1,285,609
                                                                   -------------

Transitional Small Business Disclosure Format (check one)

                         YES                       NO       X
                             ------------              ------------

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                                        Pages
                                                                                                                        -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Consolidated Statements of Financial Condition at March 31, 2000
           (unaudited) and September 30, 1999...............................................................................3

           Consolidated Statements of Operations (unaudited) for the six months and three month ended
           March 31, 2000 and 1999 .........................................................................................4

           Consolidated Statements of Comprehensive Income (unaudited) for the six months and three month ended
           March 31, 2000 and 1999..........................................................................................5

           Consolidated Statements of Cash Flows (unaudited) for the six months ended
           March 31, 2000 and 1999........................................................................................6-7

           Notes to Consolidated Financial Statements (unaudited)........................................................8-10

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................11-14


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

      Item 2.  Changes in Securities.......................................................................................15

      Item 3.  Defaults upon Senior Securities.............................................................................15

      Item 4.  Submission of Matters to a Vote of Security-Holders.........................................................15

      Item 5.  Other Information...........................................................................................15

      Item 6.  Exhibits and Reports on Form 8-K............................................................................16

Signatures.................................................................................................................17


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                        March 31,         September 30,
                                                                                        ---------         -------------
                                                                                          2000                1999
                                                                                          ----                ----
                                                                                      (Unaudited)
        Assets
        ------
Cash                                                                              $       796,191      $     1,312,324
Interest bearing deposits in other banks                                                3,358,152            3,689,305
Federal funds sold                                                                      2,653,000            2,290,000
Investments available for sale                                                         19,394,312           19,700,713
Other investments held to maturity                                                     15,650,000           15,650,000
Mortgage backed securities                                                             17,293,654           17,983,370
Loans receivable - net                                                                 94,322,523           89,931,326
Foreclosed real estate                                                                          -               13,103
Accrued interest receivable - loans                                                       399,966              389,587
                            - investments                                                 646,972              647,790
                            - mortgage backed securities                                   93,138               96,914
Premises and equipment - net                                                              835,725              838,527
Federal Home Loan Bank of Atlanta stock, at cost                                        1,450,000            1,200,000
Deferred income taxes                                                                     970,751              852,384
Prepaid and refundable income taxes                                                        98,722               68,590
Other assets                                                                              453,026              258,632
                                                                                     ------------         ------------
Total assets                                                                         $158,416,132         $154,922,565
                                                                                     ============         ============
     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
-----------
   Deposits                                                                          $116,720,516         $115,302,487
   Borrowings                                                                          26,000,000           24,000,000
   Advance payments by borrowers for taxes and insurance                                  175,361              315,463
   Income taxes payable                                                                   170,373               49,289
   Other liabilities                                                                      272,792              338,661
                                                                                     ------------         ------------
Total liabilities                                                                     143,339,042          140,005,900

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,285,609 shares at
    March 31, 2000 and September 30,1999                                                  128,561              128,561
   Additional paid-in capital                                                           6,632,959            6,561,355
   Retained earnings (substantially restricted)                                        10,144,222            9,932,078
   Accumulated other comprehensive loss                                                (1,161,629)            (973,504)
   Employee Stock Ownership Plan                                                         (667,023)            (731,825)
                                                                                     ------------         ------------
Total stockholders' equity                                                             15,077,090           14,916,665
                                                                                     ------------         ------------
Total liabilities and stockholders' equity                                           $158,416,132         $154,922,565
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                               For Six Months Ended              For Three Months Ended
                                                                      March 31,                         March 31,
                                                           ----------------------------      -----------------------------
                                                               2000           1999              2000              1999
                                                               ----           ----              ----              ----
Interest and fees on loans                                   $3,533,793      $2,955,416       $1,761,513        $1,480,153
Interest and dividends on investment securities               1,278,847       1,108,616          640,553           579,351
Interest on mortgage backed securities                          567,877         443,360          281,463           270,609
Other interest income                                           130,783         331,591           52,202           153,325
                                                             ----------     -----------      -----------       -----------

Total interest income                                         5,511,300       4,838,983        2,735,731         2,483,438

Interest on deposits                                          2,837,807       2,428,916        1,407,018         1,265,524
Interest on short-term borrowings                                37,731         216,125           13,027            87,541
Interest on long term borrowings                                548,477         351,902          278,687           188,325
                                                             ----------      ----------       ----------       -----------
Total interest expense                                        3,424,015       2,996,943        1,698,732         1,541,390
                                                             ----------      ----------        ---------        ----------
Net interest income                                           2,087,285       1,842,040        1,036,999           942,048
Provision for loan losses                                        60,000          30,000           30,000            15,000
                                                             ----------      ----------      -----------      ------------
Net interest income after provision for
 loan losses                                                  2,027,285       1,812,040        1,006,999           927,048

Non-Interest Income
-------------------
   Fees and charges on loans                                     17,497          18,902            8,078             8,702
   Fees on transaction accounts                                  25,899          27,974           12,389            14,339
   Other commissions and fees                                         -          81,975                -            16,640
   Other income                                                  26,076          18,100           13,431             9,037
                                                            -----------     -----------      -----------      ------------
Total non-interest income                                        69,472         146,951           33,898            48,718

Non-Interest Expenses
---------------------
   Salaries and related expenses                                849,949         916,358          428,989           451,446
   Occupancy                                                     79,184          69,082           44,683            34,099
   FDIC deposit insurance premium                                22,802          27,620            6,070            14,406
   Depreciation of equipment                                     48,119          42,187           25,119            20,973
   Advertising                                                   40,736          35,096           19,136            20,776
   Data processing costs                                         54,468          50,055           28,200            26,762
   Professional services                                        108,838          87,428           54,411            35,626
   Loss on sale of foreclosed real estate                           786               -                -                 -
   Other expenses                                               196,853         195,629          101,762            98,728
                                                             ----------      ----------      -----------      ------------
Total non-interest expenses                                   1,401,735       1,423,455          708,370           702,816
                                                              ---------       ---------      -----------       -----------

Income before tax provision                                     695,022         535,536          332,527           272,950
Provision for income taxes                                      268,452         224,312          128,457           122,860
                                                             ----------      ----------      -----------       -----------
Net income                                                  $   426,570     $   311,224      $   204,070       $   150,090
                                                             ==========      ==========      ===========       ===========
Basic earnings per share                                    $       .37     $       .25      $       .17       $       .12
                                                             ==========      ==========      ===========       ===========
Diluted earnings per share                                  $       .37     $       .24      $       .17       $       .12
                                                             ==========      ==========      ===========       ===========

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------


                                                                                          For Six Months Ended
                                                                                                  March 31,
                                                                                         -----------------------------
                                                                                           2000                 1999
                                                                                         --------             --------
Net income                                                                               $426,570             $311,224

Unrealized losses, on available-for-sale securities,
  net of tax of $118,367 and $220,036, for the six month
 periods ended March 31, 2000 and 1999,  respectively                                    (188,126)            (349,711)
                                                                                          -------              -------
Comprehensive income (loss)                                                              $238,444            $ (38,487)
                                                                                          =======              =======


                                                                                          For Three Months Ended
                                                                                                    March 31,
                                                                                         -----------------------------

                                                                                           2000                 1999
                                                                                           ----                 ----
Net income                                                                               $204,070             $150,090

Unrealized gains (losses), on available-for-sale securities, net of tax of $146,181 and $64,583, for the three month
 periods ended March 31, 2000 and 1999,  respectively                                     232,329             (194,248)
                                                                                          -------              -------

Comprehensive income (loss)                                                              $436,399            $ (44,158)
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                         For Six Months Ended
                                                                                                 March 31,
                                                                                  -------------------------------------
                                                                                          2000                 1999
                                                                                          ----                 ----
Operating Activities
--------------------
     Net income                                                                      $    426,570        $     311,224
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
     -----------------------------------------------
         Net accretion/amortization of premiums and discounts
          of mortgage backed securities                                                       421                4,061
         Amortization of deferred loan fees                                               (48,315)            (107,658)
         Loan fees deferred                                                                46,858               77,616
         Decrease in discount on loans purchased                                         (168,620)              (9,541)
         Amortization of discounts on investments available for sale                          (91)                 (79)
         Provision for loan losses                                                         60,000               30,000
         Loss on sale of foreclosed real estate                                               786                    -
         Non-cash compensation under stock-based
          benefit plans                                                                   136,405              166,204
         Increase in accrued interest receivable                                           (5,785)             (81,876)
         Loans sold                                                                             -              500,000
         Loans originated for sale                                                              -             (500,000)
         Provision for depreciation                                                        54,995               48,971
         Decrease in deferred income tax assets                                                 -               15,180
         Increase in prepaid income taxes                                                 (30,132)             (44,620)
         (Increase) decrease in other assets                                             (194,394)              70,254
         Increase in accrued interest payable                                                 281                  114
         Increase in income taxes payable                                                 121,084               27,737
         Decrease in other liabilities                                                    (65,869)             (30,926)
                                                                                     ------------         ------------
              Net cash provided by operating activities                                   334,194              476,661

Cash Flows from Investment Activities
     Proceeds from maturing interest-bearing deposits                                      95,000                    -
     Purchases of interest-bearing deposits                                                     -              (95,000)
     Purchase of investments available for sale                                                 -           (9,487,272)
     Proceeds from maturing investments available for sale                                      -            3,250,000
     Purchase of other investments                                                              -           (7,250,000)
     Proceeds from maturing other investments                                                   -            7,250,000
     Purchase of mortgage backed securities                                                     -          (12,473,993)
     Principal collected on mortgage backed securities                                    689,296              865,612
     Proceeds from sale of foreclosed real estate                                          12,317                    -
     Net (increase) decrease in shorter term loans                                       (166,956)              58,628
     Loans purchased                                                                            -             (207,279)
     Longer term loans originated or acquired                                         (11,459,450)         (10,077,415)
     Principal collected on longer term loans                                           7,345,285            6,005,428
     Investment in premises and equipment                                                 (52,193)             (34,858)
     Purchase of stock in Federal Home Loan Bank of Atlanta                              (250,000)                   -
     Decrease in investment in and loans to joint ventures                                      -               50,000
                                                                                     ------------         ------------
              Net cash used by investment activities                                   (3,786,701)         (22,146,149)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                           For Six Months Ended
                                                                                                 March 31,
                                                                                  -------------------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
Cash Flows from Financing Activities
------------------------------------
     Net increase (decrease) in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                                               $  (491,116)        $  2,322,740
     Net increase in certificates of deposit                                            1,768,763           14,521,121
     Decrease in checks outstanding in excess of bank balance                                   -              (11,077)
     Net increase (decrease) in borrowings                                              2,000,000             (937,168)
     Dividends on stock                                                                  (214,426)            (227,492)
     Stock repurchase                                                                           -             (409,496)
                                                                                      -----------          -----------
              Net cash provided by financing activities                                 3,063,221           15,258,628
                                                                                      -----------          -----------

Decrease in cash and cash equivalents                                                    (389,286)          (6,410,860)
Cash and cash equivalents at beginning of period                                        7,196,629           14,422,780
                                                                                      -----------          -----------

Cash and cash equivalents at end of period                                            $ 6,807,343          $ 8,011,920
                                                                                      ===========          ===========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                                             $   796,191          $   759,141
     Interest bearing deposits in other banks                                           3,358,152            3,728,779
     Federal funds sold                                                                 2,653,000            3,619,000
                                                                                      -----------          -----------
     Balance of cash items reflected on
      statement of financial condition                                                  6,807,343            8,106,920

         Less  - certificates  of deposit with original  maturities of more than three months that are included in interest bearing
               deposits in other banks                                                          -               95,000
                                                                                      -----------          -----------
Cash and cash equivalents reflected on the
 Statement of Cash Flows                                                              $ 6,807,343          $ 8,011,920
                                                                                      ===========          ===========
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
     Cash paid during the period for:

         Interest                                                                     $ 3,429,143         $  2,991,687
                                                                                      ===========         ============
         Taxes                                                                        $   177,500         $    241,800
                                                                                      ===========         ============

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2000 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 2 - Cash Flow Presentation
         ----------------------

                   For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 3 - Investment Available for Sale
         -----------------------------

                   The amortized cost and fair values of investments available for sale at are as follows:
                                                         Gross          Gross
                             Amortized    Unrealized    Unrealized      Fair
                               Cost          Gains       Losses         Value
                           -----------   -----------   -----------   -----------
March 31, 2000
--------------
Equity investments         $   544,324   $         -   $   237,261   $   307,063
Federal Home Loan
 Bank Bonds                 17,493,428         2,042     1,356,817    16,138,653
Federal Home Loan
 Mortgage Corporation
 Bonds                       3,249,081             -       300,485     2,948,596
                           -----------   -----------   -----------   -----------
                           $21,286,833   $     2,042   $ 1,894,563   $19,394,312
                           ===========   ===========   ===========   ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3 - Investment Available for Sale - Continued
         -----------------------------
                                                         Gross           Gross
                             Amortized   Unrealized    Unrealized        Fair
                                Cost       Gains         Losses          Value
                           -----------   ---------     -----------   -----------
September 30, 1999
------------------
Equity investments         $   544,324   $       -     $   192,136   $   352,188
Federal Home Loan
 Bank Bonds                 17,493,370           -       1,171,721    16,321,649
Federal Home Loan
 Mortgage Corporation
 Bonds                       3,249,047           -         222,171     3,026,876
                           -----------   ---------     -----------   -----------
                           $21,286,741   $       -     $ 1,586,028   $19,700,713
                           ===========   =========     ===========   ===========

Note 4 - Earnings Per Share
         ------------------

                   Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the six and three month periods ended March 31, as follows:

                                  Six Months Ended          Six Months Ended
                                   March 31, 2000            March 31, 1999
                               -----------------------   -----------------------
                                  Basic       Diluted       Basic       Diluted
                               ----------   ----------   ----------   ----------
Net income                     $  426,570   $  426,570   $  311,224   $  311,224

Weighted average shares
 outstanding                    1,165,003    1,165,003    1,245,044    1,245,044

Diluted securities:
   MSBP shares                          -            -            -       42,658
   Options                              -            -            -            -
                               ----------   ----------   ----------   ----------
Adjusted weighted average
  shares                        1,165,003    1,165,003    1,245,044    1,287,702
Per share amount               $      .37   $      .37   $      .25   $      .24

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------

                                Three Months Ended          Three Months Ended
                                   March 31, 2000             March 31, 1999
                               -----------------------   -----------------------
                                 Basic       Diluted       Basic       Diluted
                               ----------   ----------   ----------   ----------
Net income                     $  204,070   $  204,070   $  150,090   $  150,090

Weighted average shares
 outstanding                    1,181,220    1,181,220    1,244,016    1,244,016

Diluted securities:
   MSBP shares                          -            -            -       42,658
   Options                              -            -            -          247
                               ----------   ----------   ----------   ----------

Adjusted weighted average
  shares                        1,181,220    1,181,220    1,244,016    1,286,921

Per share amount               $      .17   $      .17   $      .12   $      .12

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

Overview

         For the six months ended March 31, 2000, net earnings increased $116,000 to $427,000 or $.37 per diluted share, from $311,000, or $.24 per diluted share, for the comparative fiscal 1999 period. For the three months ended March 31, 2000, net earnings increased $54,000 to $204,000 or $.17 per diluted share, from $150,000 or $.12 per diluted share, for the comparative fiscal 1999 quarter. In general, higher net earnings for the current year six and three month periods, was primarily the result of our continued efforts to increase net interest income by investing in higher yielding interest earning assets.

         In order to accommodate the growth of our Ellicott City branch, we plan to relocate this branch location to a larger building with a drive-thru facility in September 2000. The new location is in close proximity to our current location. In January 2000, we commenced the lease on this new location in order to begin building renovations. We currently estimate that we will spend approximately $500,000 to renovate this new branch location, which such expenditures will primarily be capitalized.

Results of Operations

         Net Interest Income

         Net interest income for the six months and three month periods ended March 31, 2000 amounted to $2,087,000 and $1,037,000, respectively, compared to $1,842,000 and $942,000 for the respective periods in 1999. The interest rate spread, which is the difference between the yield on average interest earning assets less the cost of funds on average interest bearing liabilities, for the six months and three month periods ended ended March 31, 2000 was 2.44% and 2.43%, respectively, as compared to 2.21 % and 2.20%, respectively, for the same periods in 1999. The improved interest rate spreads for the current year periods were primarily the results of our continued strategy to invest in higher yielding interest earning assets.

         Interest Income

         Total interest income for the six months and three month periods ended March 31, 2000 was $5,511,000 and $2,736,000, compared to $4,837,000 and
$2,483,000, respectively, for the same periods in 1999. Total average interest rate yields for the six months and three month periods ended March 31, 2000 was 7.33% and 7.24%, respectively compared to 7.05% and 6.96%, respectively, for the same periods in 1999. The increase in total interest income was primarily related to the increase in the total average balance of loans receivable, higher average interest rate yields earned on mortgaged-backed and investment securities offset by a decline in the total average balance of interest bearing deposits in other banks.

         Interest income on loans receivable increased $579,000 and $282,000 for the current year six and three month periods to $3,534,000 and $1,762,000, respectively. Such increases for the the current year periods were due to average net loan originations of $15,080,000 and $14,539,000, respectively. For the current year six and three month periods, the average interest rate yield was 7.61% and 7.52, respectively, compared to 7.59% and 7.48%, respectively, for the same periods in 1999.

         Interest  and  dividend  income  on  investment   securities  increased
$170,000 and $62,000 for the current year six and three month periods to $1,279,000 and $641,000, respectively. Such increases for the current year periods were due to the respective increases of 46 and 44 basis points in the average interest rate yields. For the current year six and three month periods, the average interest rate yield was 7.10% and 7.13% , respectively, compared to 6.64% and 6.69%, respectively, for the same periods in 1999.

         Interest income on mortgaged-backed securities increased $125,000 and $11,000 for the current year six and three month periods to $568,000 and $281,000, respectively. Such increases for the current year periods were due to the respective increases of 56 and 36 basis points in the average interest rate yields. For the current year six and three month periods, the average interest rate yield was 6.46% and 6.47% , respectively, compared to 5.90% and 6.11%, respectively, for the same periods in 1999.

          Other Interest income declined approximately $201,000 and $101,000 for the current six and three month periods to $131,000 and $52,000, respectively. Lower interest income for the current year periods was primarily due to declines in the average balance of interest bearing deposits in other banks of $6,830,000 and $7,150,000, respectively. Such declines were due to use of these funds to invest in higher yielding mortgaged-backed and investment securities.

         Interest Expense

         Total interest expense for the six months and three months period ended March 31, 2000 was $3,424,000 and $1,699,000, compared to $2,997,000 and
$1,541,000 for the respective 1999 periods. The increases in interest expense for the respective periods were primarily related to an increases in the average balance of certificate of deposit for the current year six and three month periods totaling $14,942,000 and $9,145,000, respectively. Average cost of funds for certificate of deposits for the current year periods remained relatively constant as compared to the same periods in 1999. Interest expense on certificates of deposits for the six and three month period ended March 31, 2000 increased $402,000 and $130,000, respectively as compared to the 1999 respective periods. Average costs of funds for total interest-bearing liabilities for the six months and three month periods ended March 31, 2000 was 4.89% and 4.85%, respectively, compared to 4.84% and 4.76%, respectively, for the same periods in 1999.

         Provision for Loan Losses

         The provision for loan losses for the six and three months period ended March 31, 2000 were $60,000 and $30,000, respectively, compared to $30,000 and $15,000 for the same periods in 1999. We continually evaluate the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant conditions. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio - from lower yielding loans (i.e., one-to four family loans) to higher yielding loans (i.e., multi-family, non-residential commercial, construction, and consumer loans). Based upon the additions to the allowance for loan losses, management believes the allowance for loan losses is adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that we might incur in the future due to the higher degree of risk which might result from the change in the mix of the loan portfolio.

         Non-Interest Income

         Total non-interest income for the six months and three month periods ended March 31, 2000 totaled $69,000 and $34,000, respectively compared to $147,000 and 49,000, respectively, for the same periods in 1999. Included in the six months and three month periods in 1999 were other commissions and fees of $82,000 and $17,000, respectively, from Mapleleaf Mortgage Corporation ("MMC") which closed in March 1999. Excluding other commission and fees, total non-interest income for the prior year six months and three month periods totaled $65,000 and $32,000, respectively.

         Non-interest Expense

         Total non-interest expense income for the six months and three month periods ended March 31, 2000 totaled $1,402,000 and $708,000, respectively compared to $1,423,000 and $703,000, respectively, for the same periods in 1999. Included in salaries and related benefits in the prior year six months and three month periods were salary and related expenses from MMC. Additionally, beginning in January 2000, the FDIC reduced deposit insurance premiums assessments for all SAIF insured banks. While virtually all operating expenses increased for the current year periods, occupancy expense and professional fees were the most significant.

For the current year six months and three month periods, occupancy expense increased $10,000 and $11,000, respectively, due to the lease commencement in January 2000 of the new Ellicott City branch location. Professional services increased $21,000 and $19,000, respectively, for the current year periods, due to the incurrence in this quarter of business development planning.


         Income Taxes

         Total income tax expense for the six months period and three month period ended March 31, 2000 was $268,000 and $122,000 as compared to $224,000 and $123,000 for the same periods in 1999. Such increases for the 2000 periods were the result of higher levels of income offset slightly by a decline in the effective tax rates. The effective tax rates for the six months and three month period was 38.6%, respectively, as compared to 41.9% and 45.0%,respectively, for the periods in 1999. The effective tax rates for the respective periods in 1999 reflected the write-off of the deferred income tax asset of MMC and the non-recognition of income tax benefit from the net operating loss of MMC.

                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

                   The registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2.            Changes in Securities

                   None.

Item 3.            Defaults Upon Senior Securities

                   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders The Annual Meeting of Shareholders of the Company was held on January 18, 2000 and the following matter was voted upon:
                   Proposal  I- Election  of  directors  with terms to expire in
                   2003.
                                                     FOR         WITHHELD
                                                  ---------      --------
                   Urban B.  Francis, Jr.         1,017,553      135,388
                   John E.  Lufburrow             1,017,553      135,388
                   Hugh P.  McCormick             1,017,553      135,388

Item 5.            Other Information
                   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          3(i) Articles of Incorporation of WHG Bancshares Corporation * 3(ii)Amended Bylaws of WHG Bancshares Corporation ****
          10.1 Amendment to Employment Agreement with Peggy J. Stewart **
          10.2 Restated Severance Agreement with Robin L. Taylor **
          10.3 Restated Severance Agreement with Diana Rohrback **
          10.4 Amendment to the 1996 Stock Option Plan ***
          10.5 Amendment to Management Stock Bonus Plan and Trust Agreement ***
          10.6 Form of Directors Change In Control Severance Plan****
          27   Financial Data Schedule (electronic filing only)

          (b)  None.

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


                                            WHG Bancshares Corporation


Date:    May 15, 2000                  By: /s/Peggy J. Stewart
                                           -------------------------------------
                                           Peggy J. Stewart
                                           President and Chief Executive Officer
                                           (duly authorized officer)


Date:    May 15, 2000                  By: /s/Robin L. Taylor
                                           -------------------------------------
                                           Robin L. Taylor
                                           Controller (chief accounting officer)