Form 10QSB
period 2000-06-30
WHG BANCSHARES CORP
filed 2000-08-11
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

 Number of shares of Common Stock outstanding as of August 10, 2000: 1,285,609

Transitional Small Business Disclosure Format (check one)

                          YES                       NO      X
                               ------------             ------------

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                                        Pages
                                                                                                                        -----

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements.........................................................................................

           Consolidated Statements of Financial Condition at June 30, 2000
           (unaudited) and September 30, 1999...............................................................................3

           Consolidated Statements of Operations (unaudited) for the nine months and three months ended
           June 30, 2000 and 1999 ..........................................................................................4

           Consolidated Statements of Comprehensive Income (unaudited) for the nine months and three months ended
           June 30, 2000 and 1999...........................................................................................5

           Consolidated Statements of Cash Flows (unaudited) for the nine months ended
           June 30, 2000 and 1999.........................................................................................6-7

           Notes to Consolidated Financial Statements (unaudited).........................................................8-10

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



                                      -2-

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                        June 30,         September 30,
                                                                                        --------         -------------
                                                                                          2000                1999
                                                                                          ----                ----
                                                                                      (Unaudited)
        Assets
Cash                                                                              $       947,856      $     1,312,324
Interest bearing deposits in other banks                                                1,459,163            3,689,305
Federal funds sold                                                                      2,314,000            2,290,000
Investments available for sale                                                         19,207,635           19,700,713
Other investments held to maturity                                                     15,650,000           15,650,000
Mortgage backed securities                                                             16,901,151           17,983,370
Loans receivable - net                                                                 95,877,255           89,931,326
Foreclosed real estate                                                                          -               13,103
Accrued interest receivable - loans                                                       411,222              389,587
    - investments                                                                         571,446              647,790
    - mortgage backed securities                                                           90,998               96,914
Premises and equipment - net                                                            1,086,759              838,527
Federal Home Loan Bank of Atlanta stock, at cost                                        1,450,000            1,200,000
Deferred income taxes                                                                   1,042,863              852,384
Prepaid and refundable income taxes                                                       121,333               68,590
Other assets                                                                              314,353              258,632
                                                                                     ------------         ------------
Total assets                                                                         $157,446,034         $154,922,565
                                                                                     ============         ============

     Liabilities and Stockholders' Equity

Liabilities
   Deposits                                                                          $117,355,477         $115,302,487
   Checks outstanding in excess of bank balance                                           382,937                    -
   Borrowings                                                                          24,000,000           24,000,000
   Advance payments by borrowers for taxes and insurance                                  256,866              315,463
   Income taxes payable                                                                    43,582               49,289
   Other liabilities                                                                      274,760              338,661
                                                                                     ------------         ------------
Total liabilities                                                                     142,313,622          140,005,900

Commitments and contingencies

Stockholders' Equity
   Common  stock  .10  par  value;   authorized  1,620,062  shares;  issued  and
    outstanding 1,285,609 shares at June
     30, 2000 and 1,285,609 shares at September 30, 1999                                  128,561              128,561
   Additional paid-in capital                                                           6,666,166            6,561,355
   Retained earnings (substantially restricted)                                        10,248,546            9,932,078
   Accumulated other comprehensive income                                              (1,276,239)            (973,504)
   Employee Stock Ownership Plan                                                         (634,622)            (731,825)
                                                                                     ------------         ------------
Total stockholders' equity                                                             15,132,412           14,916,665
                                                                                     ------------         ------------
Total liabilities and stockholders' equity                                           $157,446,034         $154,922,565
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                               For Nine Months Ended             For Three Months Ended
                                                                      June 30,                         June 30,
                                                           ----------------------------      -----------------------------
                                                                 2000           1999              2000              1999
                                                                 ----           ----              ----              ----
Interest and fees on loans                                   $5,372,763      $4,620,548       $1,838,970        $1,665,132
Interest on mortgage backed securities                          842,524         743,563          274,647           300,203
Interest and dividends on investment
 securities                                                   1,922,096       1,731,214          643,249           622,598
Other interest income                                           198,779         409,357           67,996            77,766
                                                             ----------      ----------       ----------        ----------
Total interest income                                         8,336,162       7,504,682        2,824,862         2,665,699

Interest on deposits                                          4,270,290       3,780,062        1,432,483         1,351,146
Interest on short-term borrowings                                37,731         288,651                -            72,526
Interest on long term borrowings                                902,472         588,780          353,995           236,878
                                                             ----------      ----------       ----------        ----------
Total interest expense                                        5,210,493       4,657,493        1,786,478         1,660,550
                                                             ----------      ----------       ----------        ----------

Net interest income                                           3,125,669       2,847,189        1,038,384         1,005,149
Provision for loan losses                                        90,000          45,000           30,000            15,000
                                                             ----------      ----------       ----------        ----------
Net interest income after provision for
 loan losses                                                  3,035,669       2,802,189        1,008,384           990,149

Non-Interest Income
   Fees and charges on loans                                     25,260          29,163            7,763            10,261
   Fees on transaction accounts                                  39,258          40,373           13,359            12,399
   Gain on sale of investments                                        -           4,371                -             4,371
   Other commissions and fees                                         -          81,975                -                 -
   Other income                                                  43,554          27,321           17,478             9,221
                                                             ----------      ----------       ----------        ----------
Total non-interest income                                       108,072         183,203           38,600            36,252
Non-Interest Expenses
   Salaries and related expenses                              1,286,395       1,354,938          436,446           438,580
   Occupancy                                                    122,537         103,191           43,353            34,109
   SAIF deposit insurance premium                                28,908          42,356            6,106            14,736
   Depreciation of equipment                                     73,863          64,193           25,744            22,006
   Advertising                                                   63,614          51,670           22,878            16,574
   Data processing costs                                         83,235          77,798           28,767            27,743
   Professional services                                        155,822         125,062           46,984            37,634
   Loss on sale of foreclosed real estate                           786               -                -                 -
   Other expenses                                               288,924         275,159           92,071            79,530
                                                             ----------      ----------       ----------        ----------
Total non-interest expenses                                   2,104,084       2,094,367          702,349           670,912
                                                             ----------      ----------       ----------        ----------

Income before tax provision                                   1,039,657         891,025          344,635           355,489

Provision for income taxes                                      401,550         352,489          133,098           128,177
                                                             ----------      ----------       ----------        ----------

Net income                                                  $   638,107    $    538,536      $   211,537      $    227,312
                                                            ===========    ============      ===========      ============

Basic earnings per share                                    $       .55    $        .44      $       .18      $        .18
                                                            ===========    ============      ===========      ============

Diluted earnings per share                                  $       .55    $        .44      $       .18      $        .18
                                                            ===========    ============      ===========      ============

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------

                                                                                          For Nine Months Ended
                                                                                      -------------------------------
                                                                                        June 30,             June 30,
                                                                                        --------             --------
                                                                                          2000                 1999
                                                                                          ----                 ----
Net income                                                                             $  638,107            $ 538,536

Unrealized holding losses, net of tax of $190,479 and
 $438,197 for the nine month periods ended June 30,
 2000 and 1999, respectively                                                             (302,735)            (686,848)

Reclassification adjustment for gains included in net
 income, net of tax of $1,729 for the nine month period
 ended June 30, 1999                                                                            -               (2,642)
                                                                                       ----------            ---------
Comprehensive income (loss)                                                            $  335,372            $(150,954)
                                                                                       ==========            =========

                                                                                           For Three Months Ended
                                                                                      --------------------------------
                                                                                        June 30,             June 30,
                                                                                        --------             --------
                                                                                          2000                 1999
                                                                                          ----                 ----
Net income                                                                            $   211,537            $ 227,312

Unrealized holding losses net of tax of $72,112
 and $218,161 for the three month periods ended June 30,
 2000 and 1999, respectively                                                             (114,609)            (337,137)

Reclassification adjustment for gains included in net
 income, net of tax of $1,729 for the three month period
 ended June 30, 1999                                                                            -               (2,642)
                                                                                       ----------            ---------

Comprehensive income (loss)                                                           $    96,928            $(112,467)
                                                                                      ===========            =========



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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                          For Nine Months Ended
                                                                                     -------------------------------
                                                                                       June 30,             June 30,
                                                                                       --------             --------
                                                                                         2000                 1999
                                                                                         ----                 ----
Operating Activities
     Net income                                                                      $    638,107         $    538,536
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Gain on sale of investment available for sale                                          -               (4,371)
         Net accretion/amortization of premiums and
          discounts on mortgage backed securities                                           1,006                4,787
         Amortization of deferred loan fees                                               (53,077)            (136,077)
         Loan fees deferred                                                                34,629              131,236
         Decrease in discount on loans purchased                                          (94,694)             (14,289)
         Amortization of discounts on investments available for sale                         (137)                (100)
         Provision for loan losses                                                         90,000               45,000
         Loss on sale of foreclosed real estate                                               786                    -
         Non-cash compensation under stock-based benefit plans                            202,014              263,782
         Decrease (increase) in accrued interest receivable                                60,625              (21,060)
         Loans sold                                                                             -              500,000
         Loans originated for sale                                                              -             (500,000)
         Provision for depreciation                                                       102,340               74,369
         Decrease in deferred income tax                                                        -                6,022
         Increase in prepaid income taxes                                                 (52,743)             (18,106)
         (Increase) decrease in other assets                                              (55,721)              36,447
         Increase (decrease) in accrued interest payable                                      (97)                  10
         Decrease in income taxes payable                                                  (5,707)             (16,780)
         Decrease in other liabilities                                                    (63,901)             (44,478)
                                                                                     ------------         ------------
              Net cash provided by operating activities                                   803,430              844,928

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest bearing deposits                                      95,000                    -
     Purchases of interest bearing deposits                                                     -              (95,000)
     Purchase of securities available for sale                                                  -           (9,487,272)
     Proceeds from sales and maturities of investments
      available for sale                                                                        -            3,437,496
     Proceeds from maturing investments held to maturity                                        -            7,250,000
     Purchase of investments held to maturity                                                   -           (7,950,000)
     Purchase of mortgage backed securities - held to maturity                                  -          (12,473,993)
     Principal collected on mortgage backed securities - held
      to maturity                                                                       1,081,213            1,297,732
     Proceeds from sale of foreclosed real estate                                          12,317                    -
     Net decrease in shorter term loans                                                    28,982               41,272
     Loans purchased                                                                            -             (207,279)
     Longer term loans originated or acquired                                         (15,166,541)         (14,302,155)
     Principal collected on longer term loans                                           9,214,773           10,437,887
     Acquisition of Bankers Affiliate, Inc., principally loans                                  -           (4,836,311)
     Investment in premises and equipment                                                (350,572)             (54,672)
     Purchase of stock in Federal Home Loan Bank of Atlanta                              (250,000)            (150,000)
     Decrease in investment in and loans to joint ventures                                      -               75,000
                                                                                     ------------         ------------
         Net cash used by investment activities                                        (5,334,828)         (27,017,295)



                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                            For Nine Months Ended
                                                                                     -----------------------------------
                                                                                         June 30,            June 30,
                                                                                         --------            --------
                                                                                           2000                1999
                                                                                           ----                ----
Cash Flows from Financing Activities
------------------------------------
     Net (decrease) increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                                              $   (496,259)         $ 2,300,757
     Net increase in certificates of deposit                                            2,490,749           16,479,740
     Increase in checks outstanding in excess of bank balance                             382,937               40,564
     Net increase in borrowings                                                                 -            2,062,832
     Dividends on stock                                                                  (321,639)            (338,613)
     Stock repurchase                                                                           -             (409,496)
                                                                                     ------------          -----------
              Net cash provided by financing activities                                 2,055,788           20,135,784
                                                                                     ------------          -----------
Decrease in cash and cash equivalents                                                  (2,475,610)          (6,036,583)
Cash and cash equivalents at beginning of period                                        7,196,629           14,422,780
                                                                                     ------------          -----------

Cash and cash equivalents at end of period                                            $ 4,721,019          $ 8,386,197
                                                                                     ============          ===========

The following is a Summary of Cash and Cash Equivalents:
     Cash                                                                             $   947,856          $   835,111
     Interest bearing deposits in other banks                                           1,459,163            2,383,086
     Federal funds sold                                                                 2,314,000            5,263,000
                                                                                     ------------          -----------
     Balance of cash items reflected on
      Statement of Financial Condition                                                  4,721,019            8,481,197

         Less    - certificates of deposit with original maturities of more than three months that are included in interest
                 bearing deposits in other banks                                                -               95,000
                                                                                     ------------          -----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                                             $  4,721,019          $ 8,386,197
                                                                                     ============          ===========

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
     Cash paid during the year for:

         Interest                                                                   $   5,240,759        $   4,620,854
                                                                                    =============        =============

         Taxes                                                                      $     480,000        $     516,800
                                                                                    =============        =============
     Transfer from investment in and loans to joint ventures
       to loans receivable                                                          $           -        $   2,500,000
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2000 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

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

Note 3 - Investment Available for Sale
         -----------------------------

                   The amortized cost and fair values of investments available for sale at are as follows:

                                                                       Gross             Gross
                                                     Amortized       Unrealized         Unrealized             Fair
                                                        Cost           Gains             Losses               Value
                                                   -----------     -----------          -----------        -------------
             June 30, 2000
             -------------
             Equity investments                  $     544,324     $         -          $   215,071        $     329,253
             Federal Home Loan
              Bank Bonds                            17,493,456               -            1,572,645           15,920,811
             Federal Home Loan
              Mortgage Corporation
              Bonds                                  3,249,098               -              291,527            2,957,571
                                                   -----------     -----------          -----------        -------------
                                                   $21,286,878     $         -          $ 2,079,243        $  19,207,635
                                                   ===========     ===========          ===========        =============


WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 3 - Investment Available for Sale - Continued
         -----------------------------

                                                                       Gross            Gross
                                                Amortized            Unrealized       Unrealized           Fair
                                                    Cost               Gains            Losses             Value
                                                 -------------    -------------      -----------        -------------
            September 30, 1999
            ------------------
             Equity investments                  $     544,324    $           -      $   192,136        $     352,188
             Federal Home Loan
              Bank Bonds                            17,493,370                -        1,171,721           16,321,649
             Federal Home Loan
              Mortgage Corporation
              Bonds                                  3,249,047                -          222,171            3,026,876
                                                 -------------    -------------      -----------        -------------
                                                 $  21,286,741    $           -      $ 1,586,028        $  19,700,713
                                                 =============    =============      ===========        =============

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

                                                               Nine Months Ended                  Nine Months Ended
                                                                 June 30, 2000                       June 30, 1999
                                                         -----------------------------       ------------------------------
                                                             Basic            Diluted           Basic             Diluted
                                                          -----------       ----------       ------------       -----------
           Net income                                     $   638,107       $   638,107      $   538,536        $   538,536

           Weighted average shares
            outstanding                                     1,168,186         1,168,186        1,238,004          1,238,004

           Diluted securities:
              MSBP shares                                           -                 -                -                  -
              Options                                               -                 -                -                  -
                                                          -----------       -----------       ----------        -----------
           Adjusted weighted average
              shares                                        1,168,186         1,168,186        1,238,004          1,238,004

           Per share amount                               $      0.55       $      0.55       $     0.44        $      0.44
                                                          ===========       ===========       ==========        ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------

                                                              Three Months Ended                   Three Months Ended
                                                                 June 30, 2000                        June 30, 1999
                                                          -----------------------------      -------------------------------
                                                             Basic            Diluted            Basic           Diluted
                                                          -----------       -----------      ------------     ------------
           Net income                                     $   211,537       $   211,537      $   227,312       $   227,312

           Weighted average shares
            Outstanding                                     1,174,634         1,174,634        1,237,398         1,237,398

           Diluted securities:
              MSBP shares                                           -                 -                -                 -
              Options                                               -                 -                -                 -
                                                          -----------       -----------      -----------       -----------
           Adjusted weighted average
              shares                                        1,174,634         1,174,634        1,237,398         1,237,398

           Per share amount                               $      0.18       $      0.18      $      0.18       $      0.18
                                                          ===========       ===========      ===========       ===========


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

Overview

         For the nine months ended June 30, 2000, net earnings increased $99,000 to $638,000 or $.55 per diluted share, from $539,000, or $.44 per diluted share, for the comparative fiscal 1999 period. In general, higher net earnings for the current nine month period was primarily the result of our continued efforts to increase net interest income by investing in higher yielding interest earning assets.

         For the three months ended June 30, 2000, net earnings decreased $15,000 to $212,000, or $.18 diluted earnings per share, from $227,000, or $.18 diluted earnings per share, for the comparative 1999 period. Our earnings decreased primarily due to an increase in non-interest expenses.

         As previously disclosed, in order to accommodate the growth of our Ellicott City branch, we plan to relocate this branch location to a larger building with a drive-thru facility on August 28, 2000. The new location is in close proximity to our current location. We currently estimate that we will spend approximately $600,000 to renovate this new branch location, which such expenditures will primarily be capitalized.

Results of Operations

Net Interest Income

         Net interest income for the nine and three month periods ended June 30, 2000 was $3,126,000 and $1,038,000, compared to $2,847,000 and $1,005,000, respectively, for the same periods in 1999. The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, for the nine and three month periods ended June 30, 2000 were 2.40% and 2.34%, respectively, compared to 2.24% and 2.30%, respectively, for the same periods in 1999. The increase in interest rate spread for the current nine and three month period was primarily the result of an increase in the average yield on loans receivable and investment securities.

Interest Income

         Total interest income for the nine and three month periods ended June 30, 2000 was $8,336,000 and $2,825,00, compared to $7,505,000 and $2,666,000, respectively, for the same periods in fiscal 1999. Total average interest rate yields for the nine months and three month periods ended June 30, 2000 were 7.34% and 7.37%, respectively, compared to 7.08% and 7.14%, respectively, for the same periods in fiscal 1999. The increase in total interest income was primarily related to the increase in the total average balance of loans receivable, increased average balances and higher average interest rate yields paid on investments and mortgage backed securities, offset by a decline in the total average balance of interest bearing deposits in other banks.

         Interest and fees on loans increased $752,000 and $174,000 for the current nine months and three month periods to $5,373,000 and $1,839,000, respectively. Such increases for the current year periods were due to average net loan originations of $12,861,000 and $8,421,000, respectively. For the current nine and three month periods , the average interest rate yield was 7.63% and 7.66%, respectively, compared to 7.60% and 7.61%, respectively, for the same periods in 1999.

         Interest and dividend income on investment securities increased $191,000 and $20,000 for the current nine and three month periods to $1,922,000 and $643,000, respectively. Such increases for the current year periods were due to respective increases in average investment balances at amortized cost of $3,187,000 and $590,000, respectively. In addition, the nine and three month periods interest rate yields rose 11 and 4 basis points, respectively, to 6.71% and 6.70%, respectively, from 6.60% and 6.66%, respectively, for the same periods in 1999.

         Interest income on mortgage backed securities increased $100,000 for the current nine months period to $843,000. Such increase was the result of a $1,185,000 increase in the average balance and a 35 basis point increase in the interest rate yield to 6.46% from 6.11% in the comparable period in 1999. Interest income on mortgage backed securities decreased $25,000 to $275,000 for the current three month period as a result of a $1,565,000 decrease in the average balance of mortgaged backed securities.

         Other interest income decreased $210,000 and $10,000 for the current nine and three month periods to $199,000 and $68,000, respectively, as the result of a $5,426,000 and $2,620,000 decrease in the average balance of interest bearing deposits in other banks. Such declines were due to the use of these funds to invest in higher yielding mortgaged-backed and investment securities.

Interest Expense

         Total interest expense for the nine and three month periods ended June 30, 2000 was $5,210,000 and $1,786,000, compared to $4,657,000 and $1,661,000, respectively, for the same periods in fiscal 1999. The increase in interest expense for the current respective periods were primarily related to increases in the average balances of certificates of deposits for the current nine and three month periods totaling $11,757,000 and $5,386,000, respectively. Average costs of funds for certificates of deposit for the current year periods remained relatively constant compared to the same periods in 1999. Interest expense on certificates of deposit for the nine and three month periods ended June 30, 2000 increased $485,000 and $83,000, respectively, as compared to the 1999 respective periods. In addition, cost of funds for the current three month period increased 59 basis points to 5.84% from 5.04% for the comparable 1999 quarter. Average costs of funds for total interest bearing liabilities for the current year periods were 4.94% and 5.04%, respectively, compared to 4.84% for each of the same periods in 1999.

Provision for Loan Losses

         The provision for loan losses for the nine and three month periods ended June 30, 2000 was $90,000 and $30,000, compared to $45,000 and $15,000, respectively, for the same periods in fiscal 1999. The increase was primarily due to the overall increase in the loan portfolio and the mix of the loan portfolio. We continually evaluate the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant conditions. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio - from lower yielding loans (i.e., one-to four family loans) to higher yielding loans (i.e., multi-family, non-residential commercial, construction, and consumer loans). Based upon the additions to the allowance for loan losses, management believes the allowance for loan losses is adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that we might incur in the future due to the higher degree of risk which might result from the change in the mix of the loan portfolio.

Non-Interest Income

         Non-interest income for the nine and three month periods ended June 30, 2000 was $108,000 and $39,000, compared to $183,000 and $36,000, respectively, for the same periods in fiscal 1999. Included in the nine month period in fiscal 1999 were other commissions and fees of $82,000 from Mapleleaf Mortgage Corporation ("MMC") which closed in March 1999.

         For the current nine and three month periods, fees and charges on loans decreased $3,900 and $2,500, respectively. Additionally other income increased $16,000 and $8,300, respectively. The increase for the nine and three month periods were primarily due to an $8,000 and $3,000 increase in ATM fee income and proceeds of $5,000 from the mutual to stock conversion of the Company's life insurance policy provider.

Non-Interest Expense

         Total non-interest expense for the nine and three month periods ended June 30, 2000 was $2,104,000 and $702,000 compared to $2,094,000 and $671,000, respectively, for the same periods in fiscal 1999. For the current three month period, professional services increased $9,300 due to the Company's continuance of business planning development. Occupancy expense increased $19,000 and $9,244 for the current nine and three month periods, respectively, due to the lease commencement in January 2000 of the new Ellicott City branch location. Other expenses increased $14,000 and $12,000, respectively, for the current nine and three month periods, primarily due to an increase in ATM expense and computer repairs and software cost.

Provision for Income Taxes

         The provision for income taxes for the nine months and three month periods ended June 30, 2000 was $402,000 and $133,000, compared to $352,000 and $128,000, respectively, for the same periods in fiscal 1999. The increases for the current period were the result of increases in net income. The effective tax rate for the current respective periods were 38.6% as compared to 36.5% and 36.0%, respectively, for the comparative periods in fiscal 1999. The effective tax rate for the nine and three month periods in 1999 reflected the write-off of the deferred tax asset of MMC and the non-recognition of income tax benefit from the net operating loss of MMC.

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

Item 6.          Exhibits and Reports on Form 8-K

                 3(i) Articles of Incorporation of WHG Bancshares Corporation * 3(ii) Amended Bylaws of WHG Bancshares Corporation ****
                 10.1 Amendment to Employment Agreement with Peggy J. Stewart **
                 10.2 Restated Severance Agreement with Robin L. Taylor **
                 10.3 Restated Severance Agreement with Diana Rohrback **
                 10.4 Amendment to the 1996 Stock Option Plan ***
                 10.5 Amendment  to  Management  Stock  Bonus  Plan and Trust
                      Agreement ***
                 10.6 Form of Directors Change In Control Severance Plan****
                 27   Financial Data Schedule (electronic filing only)

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


                                            WHG Bancshares Corporation


Date:    August 11, 2000              By:  /s/Peggy J. Stewart
                                           -------------------------------------
                                           Peggy J. Stewart
                                           President and Chief Executive Officer
                                           (duly authorized officer)


Date:    August 11, 2000              By:  /s/Robin L. Taylor
                                           -------------------------------------
                                           Robin L. Taylor
                                           Controller (chief accounting officer)