Form 10KSB
period 2000-09-30
WHG BANCSHARES CORP
filed 2000-12-18
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000, OR

[ ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For the  transition  period  from       to
                                                             ------    -------

Commission File No. 0-27606

                           WHG Bancshares Corporation
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Maryland                                             52-1953867
-------------------------------------                     ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

1505 York Road, Lutherville, Maryland                            21093
-------------------------------------                      --------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:              (410) 583-8700
                                                            ----------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $11,335,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on November 30, 2000, was $7.9 million.

         As of November 30, 2000, there were issued and outstanding 1,285,609 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES     NO X
                                                                       ---    --

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Parts I and II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year Ended September 30, 2000. (Part III)

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

Item 1.  Description of Business
--------------------------------
General

         The Company is the holding company for Heritage Savings Bank, F.S.B. (the "Bank") and as a unitary savings and loan holding company is generally not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. As a result, references to the Registrant or Company generally refer to the Bank unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Lutherville, Maryland and is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks in the FHLB System.

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

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts by type of loan and in percent of the respective portfolios at the dates indicated:

                                                                           At September 30,
                                                          --------------------------------------------
                                                                     2000                    1999
                                                          ---------------------   --------------------
                                                                $           %          $           %
                                                               ---         ---        ---         ---
                                                                        (Dollars in thousands)
Mortgage loans:
Residential mortgage loans:
  One-to four family ..................................      72,225        71.9      71,042       74.7
  Multi-family ........................................       3,832         3.8       2,352        2.5
Commercial ............................................       9,916         9.9       6,772        7.1
Construction ..........................................       6,592         6.5       5,183        5.5
                                                          ---------   ---------   ---------  ---------
       Total mortgage loans ...........................      92,565        92.1      85,349       89.8
                                                          ---------   ---------   ---------  ---------
Consumer and other loans:
  Consumer ............................................       5,961         5.9       7,298        7.7
  Land/lot ............................................         210          .2         833         .8
  Commercial lines of credit ..........................       1,597         1.6       1,174        1.2
  Commercial loans secured by lease
      receivables .....................................         171          .2         438         .5
                                                          ---------   ---------   ---------  ---------
       Total consumer and other loans .................       7,939         7.9       9,743       10.2
                                                          ---------   ---------   ---------  ---------
             Total loans ..............................     100,504       100.0%     95,092      100.0%
                                                                      =========              =========

Less:
  Undisbursed portion of loans in process .............      (2,125)                 (3,568)
  Deferred loan origination fees ......................        (473)                   (520)
  Allowance for loan losses ...........................        (395)                   (345)
  Unamortized discount ................................        (601)                   (725)
  Other ...............................................          (1)                     (2)
                                                           --------                  ------
Total loans, net ......................................   $  96,909                 $89,932
                                                           ========                  ======

Loan Maturity Tables

The following table sets forth the estimated maturity of the Registrant's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $15.5 million for the year ended September 30, 2000.
Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                               Due after
                                                  Due within   1 through     Due after
                                                    1 year      5 years       5 years          Total
                                                    ------      -------       -------          -----
                                                                  (In thousands)

One-to-four family residential and
    multi-family .............................. $     10       $  2,067        $73,980       $ 76,057
Commercial real estate loans  and land/lot ....      137          1,754          8,235         10,126
Construction ..................................       --            290          6,302          6,592
Consumer ......................................      581          1,595          3,785          5,961
Commercial lines of credit ....................      296          1,301             --          1,597
Commercial loans secured by lease
  finance receivables .........................       63            108             --            171
                                                 -------        -------         ------        -------
                                                $  1,087       $  7,115        $92,302       $100,504
                                                 =======        =======         ======        =======

         The following table sets forth the dollar amount of all loans at September 30, 2000 due after September 30, 2001, which have fixed interest rates and floating or adjustable interest rates.

                                                               Floating or
                                                Fixed Rates  Adjustable Rates      Total
                                                -----------  ----------------      -----
                                                             (In thousands)

One-to-four family residential and
    multi-family ..............................   $57,563        $18,484          $76,047
Commercial real estate loans and land/lot .....     8,687          1,302            9,989
Construction ..................................     3,517          3,075            6,592
Consumer ......................................     2,511          2,869            5,380
Commercial lines of credit and commercial loans
    secured by lease finance receivables ......     1,362             47            1,409
                                                   ------         ------           ------
    Total .....................................   $73,640        $25,777          $99,417
                                                   ======         ======           ======

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

         The Registrant requires for all adjustable-rate mortgage loans that the borrower qualify at the current fully indexed rate. The Registrant's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 2% with a maximum adjustment over the term of the loan to 12.75% and a minimum adjustment to 6%, except during the first year following origination. Adjustable-rate mortgage loans typically reprice every year, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. Mortgage loans originated and held by the Registrant in its portfolio generally include due-on-sale clauses which provide the Registrant with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant consent.

         The Registrant offers adjustable-rate mortgage loans using the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Registrant's cost of funds. Generally, the Company's standard underwriting guidelines for mortgage loans conform to FHLMC guidelines. It is the current policy of the Registrant to remain a portfolio lender. The Registrant typically charges a 0% to1% origination or commitment fee.

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

         Consumer Loans. Consumer loans includes home equity lines of credit. Home equity lines of credit loans are primarily secured by one-to four family residential mortgage loans. The loans generally have terms of 15 to 30 years, some of which are at fixed rates and some of which have rates that adjust periodically. Home equity lines of credit are subject to a 80% combined loan-to-value limitation, including any outstanding mortgages or liens. At September 30, 2000, home equity lines of credit totaled $2.9 million of the consumer loan portfolio.

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

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 15 days of the date of issuance. At September 30, 2000, the Registrant had $.2 million of commitments to cover originations and $2.1 million in undisbursed funds for loans in process. Management believes that virtually all of the Registrant's commitments will be funded.

         Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Registrant's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is greater. The Registrant's maximum loan to one borrower limit was approximately $2.1 million at September 30, 2000.

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


                                                                                  At September 30
                                                                                   2000     1999
                                                                                   ----     ----
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family real estate ................................................   $187    $ --
  Home equity lines of credit ...................................................     15      45
  Commercial ....................................................................     --      66
Non-mortgage loans:
  Consumer ......................................................................     42      19
  Commercial loan secured by lease financed receivables .........................     --      33
                                                                                    ----    ----
Total non-accrual loans .........................................................    244     163
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by one-to-four family real estate .....................     --      --
  Commercial ....................................................................     14      38
Non-mortgage loans:
  Consumer ......................................................................     --      --
                                                                                    ----    ----
Total accruing loans greater than 90 days past due ..............................     14      38
                                                                                    ----    ----
Total non-performing loans ......................................................   $258    $201
                                                                                    ====    ====
Foreclosed real estate ..........................................................     --      13
                                                                                    ====    ====
Total non-performing assets .....................................................   $258    $214
                                                                                    ====    ====
Total non-accrual and accrual loans to net loans ................................    .27%    .22%
                                                                                    ====    ====
Allowance for loan losses to total non-performing loans,
  including loans contractually past due 90 days or more ........................ 153.10% 171.64%
                                                                                  ======  ======
Total non-accrual and accruing loans greater than
  90 days past due to total assets ..............................................    .16%    .13%
                                                                                    ====    ====
Total non-performing assets to total assets .....................................    .16%    .14%
                                                                                    ====    ====

     Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $8,053 for the year ended September 30, 2000.

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system.

                              At September 30, 2000
                              ---------------------
                                 (In Thousands)
         Special Mention            $1,347
         Substandard                   229
         Doubtful                        -
         Loss                            -
                                     -----
                                    $1,576
                                     =====

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                             At September 30,
                                                       -------------------------
                                                            2000          1999
                                                       -------------------------
                                                          (Dollars in Thousands)

Total loans outstanding ..............................   $ 96,909     $ 89,931
                                                         ========     ========
Average loans outstanding ............................   $ 94,549     $ 83,094
                                                         ========     ========

Allowance balances (at beginning of period) ..........   $    345     $    301
Provision (credit):
  Residential ........................................         76           30
  Commercial real estate .............................         44           --
  Consumer ...........................................         --           40
Net (charge-offs) recoveries:
  Residential ........................................        (68)         (11)
  Commercial real estate .............................         --           --
  Consumer ...........................................         (2)         (15)
                                                          -------      -------
Allowance balance (at end of period) .................   $    395     $    345
                                                          =======      =======
Allowance for loan losses as a percent
  of total loans outstanding .........................        .41%         .38%
                                                              ===          ===
Net loans charged off as a percent of
  average loans outstanding ..........................        .07%         .03%
                                                              ===          ===


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                            At September 30,
                                          ------------------------------------------------
                                                  2000                       1999
                                          --------------------     -----------------------
                                                    % of Loans in            % of Loans in
                                                    Each Category            Each Category
                                           Amount   To Total Loans   Amount  To Total Loans
                                           ------   --------------   ------  --------------
                                                        (Dollars in thousands)

Real estate:
  Residential mortgage ................... $ 187        75.7%       $ 176        77.2%
  Commercial real estate .................    99         9.9           61         7.1
  Construction ...........................    65         6.5           68         5.5
  Commercial lines of credit .............    16         1.6            4         1.2
  Land/lot ...............................     2          .2            1          .8
  Consumer ...............................    23         5.9           25         7.7
  Commercial loans secured by lease
    finance receivables ..................     3          .2           10          .5
                                            ----      ------         ----      ------
                                           $ 395      100.00%       $ 345      100.00%
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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2000, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $32,101 and $19,439, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2000, the Registrant's securities available for sale had an amortized cost of $21,287 and market value of $19,439 (unrealized loss of $1,848). Changes in the market value of securities available for sale do not affect Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2000, our investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

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

                                                                     At September 30,
                                                                  --------------------
                                                                    2000        1999
                                                                    ----        ----
                                                                     (In thousands)
Investment Securities Available For Sale:
Equity investments ..............................................  $    354  $    352
FHLB bonds ......................................................    16,093    16,322
FHLMC bonds .....................................................     2,992     3,027
                                                                     ------    ------
   Total Investment Securities Available For Sale ...............    19,439    19,701
                                                                     ------    ------

Investment Securities Held to Maturity:
FNMA bonds ......................................................  $  2,750  $  2,750
FHLB bonds ......................................................    11,300    11,300
FHLMC bonds .....................................................     1,600     1,600
                                                                     ------    ------
   Total Investment Securities Held To Maturity .................    15,650    15,650
                                                                     ------    ------

Interest-bearing deposits in other banks ........................  $    510  $  3,689
Federal funds sold ..............................................     3,764     2,290
Mortgage-backed securities held to maturity .....................    16,451    17,983
FHLB stock ......................................................     1,450     1,200
                                                                     ------    ------
                                                                     22,175    25,162
                                                                     ------    ------
                                                                   $ 57,264  $ 60,513
                                                                     ======    ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant's investment securities portfolio at September 30, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                   More than One to  More than Five to   More than        Total Investment
                                 One Year or Less      Five Years       Ten Years        Ten Years            Securities
                                 ---------------   ----------------- -------------- ---------------- -------------------------
                                 Carrying Average Carrying Average Carrying Average Carrying Average Carrying  Average  Market
                                  Value    Yield   Value    Yield   Value   Yield    Value    Yield   Value     Yield    Value
                                  -----    -----   -----    -----   -----   -----   ------    -----  ------     -----    -----

                                                                               (Dollars in thousands)
Investment Securities Available
For Sale:
  Equity investments............  $  --       --% $  --      --%  $  --      --%  $   354    2.66%  $   354      2.66% $   354
  FHLB bonds....................     --       --     --      --      --      --    16,093    7.37    16,093      7.37   16,093
  FHLMC bonds...................     --       --     --      --      --      --     2,992    7.19     2,992      7.19    2,992

Investment Securities Held to
Maturity:
  FNMA bonds....................     --       --     --      --      --      --     2,750    6.78     2,750      6.78    2,551
  FHLB bonds....................     --       --     --      --     250    7.25    11,050    6.77    11,300      6.78   10,465
  FHLMC bonds...................     --       --     --      --     100    7.00     1,500    6.59     1,600      6.62    1,471

Interest-bearing deposits in
other banks                         510     6.51     --      --      --      --        --      --       510      6.51      510
Federal funds sold..............  3,764     6.59     --      --      --      --        --      --     3,764      6.59    3,764
Mortgage-backed securities
  held to maturity..............     --       --     15    7.33     164    7.63    16,272    6.45    16,451      7.07   15,814
FHLB stock......................     --       --     --      --      --      --     1,450    7.79     1,450      7.79    1,450
                                  -----     ----    ---    ----    ----    ----    ------    ----    ------     -----   ------
  Total......................... $4,274     6.58%  $ 15    7.33%  $ 514    7.32%  $52,461    6.87%  $57,264      7.03% $55,464
                                  =====     ====    ===    ====    ====    ====    ======    ====    ======     =====   ======


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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Registrant also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2000, the Registrant had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.

                                                       Certificates
                                                        of Deposits
                                                        -----------
Maturity Period                                       (In thousands)
---------------
Within three months..............                         $ 605
Three through six months.........                         2,015
Six through twelve months........                         1,000
Over twelve months...............                         6,519
                                                         ------
                                                        $10,139
                                                         ======

Borrowings

         The Registrant may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Registrant's stock in the FHLB of Atlanta and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Registrant discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated.


                                                                        During the Year Ended
                                                                           September 30,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ------------------------
                                                                           (In thousands)

Maximum amount of short-term borrowings outstanding at any month end:
  Advances from Federal Home Loan Bank ..............................   $2,500          $9,000
Approximate average short-term borrowings outstanding with respect to:
  Advances from Federal Home Loan Bank ..............................   $  542          $6,250
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank ..............................    7.02%           5.43%

Employees

         At September 30, 2000, the Registrant had 28 full-time and 7 part-time employees. None of the Registrant 's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") authorized qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. The Company, however, as a grandfathered unitary thrift holding company under the Act, will retain its authority to engage in nonfinancial activities.

         In addition, the GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

Regulation of the Company

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the aggregate annual amount of capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital
distribution   would:  (i)  make  the  savings   association   undercapitalized,
significantly  undercapitalized,  or  critically  undercapitalized;

(ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At September 30, 2000, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------
     (a)  Properties.

          The  Registrant operates from its main office and four branch offices.



  Location                                             Leased or Owned
  --------                                             ---------------

MAIN OFFICE:
  1505 York Road
  Lutherville, Maryland   21093                           Owned

HAMILTON OFFICE:
  4228 Harford Road
  Baltimore, Maryland  21214                              Owned

WOODLAWN OFFICE:
  Gwynn Oak Avenue and
  Windsor Mill Road                                   Leased until
  Baltimore, Maryland  21207                          January 2002

ELLICOTT CITY OFFICE:
  9416 Baltimore National Pike                        Leased until
  Ellicott City, Maryland  21042                       August 2020

GOLDEN RING OFFICE:
  8767 K Philadelphia Road                            Leased until
  Baltimore, Maryland  21237                            May 2001


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

     (c)  Description of Real Estate and Operating Data. Not applicable.

Item 3.  Legal Proceedings
--------------------------
         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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
------------------------------------------------------------------

         The information contained under the section captioned "Market Price of the Common Stock" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000 (the "Annual Report"), is incorporated herein by reference.

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

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------
         Not applicable.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------
         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

         1. The consolidated statements of financial condition of WHG Bancshares Corporation as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended September 30, 2000, together with the related notes and the independent auditors' report of Anderson Associates, LLP independent certified public accountants.

         2.  Schedules  omitted  as they are not  applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

               (a)  List of Exhibits:
               3(i) Articles of Incorporation of WHG Bancshares Corporation *
              3(ii) Amended Bylaws of WHG Bancshares Corporation **
               10.1 Form of Amended and Restated Employment Agreement with Peggy
                    J. Stewart
               10.2 Form of Amended  and  Restated  Change in Control  Severance

                    Agreements for three executive officers
               10.3 Amendment to the 1996 Stock Option Plan ***
               10.4 Amendment   to  Management  Stock Bonus Plan and Trust
                    Agreement ***
               10.5 Form of Directors Change In Control Severance Plan **
               13   Portions  of Annual  Report to  Stockholders  for the fiscal year ended September 30, 2000
               21   Subsidiaries  of the Registrant (See Item 1 - Description of
                    Business)
               23   Consent of Anderson Associates, LLP
               27   Financial Data Schedule (electronic filing only)

  -----------------------------------------

* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.
** Incorporated by reference to the September 30, 1999 Form 10-KSB filed with the SEC on December 21, 1999.
*** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.

     (b)  Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 18, 2000.

                           WHG BANCSHARES CORPORATION


                           By: /s/Peggy J. Stewart
                               -------------------------------------------------
                                 Peggy J. Stewart
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 18, 2000.

/s/Peggy J. Stewart                                  /s/John E. Lufburrow
-----------------------------------------------      --------------------------
Peggy J. Stewart                                     John E. Lufburrow
President, Chief Executive Officer and Director      Chairman of the Board
(Principal Executive Officer)

/s/Daniel J. Gallagher                               /s/Robin L. Taylor
-----------------------------------------------      --------------------------
Daniel J. Gallagher                                  Robin L. Taylor
Vice President and Chief Financial Officer           Controller
                                                     (Principal Accounting and Financial Officer)

/s/Philip W. Chase, Jr.
-----------------------------------------------      ---------------------------
Philip W. Chase, Jr.                                 Herbert A. Davis
Director                                             Director


/s/Urban P. Francis, Jr.                             /s/D. Edward Lauterbach, Jr.
-----------------------------------------------      ---------------------------
Urban P. Francis, Jr.                                D. Edward Lauterbach, Jr.
Director                                             Director


/s/Hugh P. McCormick                                 /s/Edwin C. Murphy, Jr.
-----------------------------------------------      ---------------------------
Hugh P. McCormick                                    Edwin C. Muhly, Jr.
Director                                             Director