Form 10QSB
period 2000-12-31
WHG BANCSHARES CORP
filed 2001-02-13
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                                             Commission File No. 0-27606


                           WHG Bancshares Corporation
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


                                 (410) 583-8700
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES      X                NO
                            ------------             -----------

Number of shares of Common Stock outstanding as of February 1, 2001: 1,285,609
                                                                     ---------

Transitional Small Business Disclosure Format (check one)

                        YES                       NO      X
                            ------------             -----------

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements................................................................................3

          Consolidated Statements of Financial Condition at December 31, 2000
          (unaudited) and September 30, 1999......................................................................3

          Consolidated Statements of Operations (unaudited) for the three months ended
          December 31, 2000 and 1999 .............................................................................4

          Consolidated Statements of Comprehensive Income (unaudited) for the three months ended
          December 31, 2000 and 1999..............................................................................5

          Consolidated Statements of Cash Flows (unaudited) for the three months ended
          December 31, 2000 and 1999..............................................................................6

          Notes to Consolidated Financial Statements (unaudited)..................................................8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................14

     Item 2.  Changes in Securities..............................................................................14

     Item 3.  Defaults upon Senior Securities....................................................................14

     Item 4.  Submission of Matters to a Vote of Security-Holders................................................14

     Item 5.  Other Information..................................................................................14

     Item 6.  Exhibits and Reports on Form 8-K...................................................................14

Signatures.......................................................................................................15

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                     December 31,       September 30,
                                                                                        2000                2000
                                                                                        ----                ----
                                                                                               (Unaudited)
        Assets
        ------
Cash                                                                                 $  1,329,565         $  1,720,707
Interest bearing deposits in other banks                                                5,100,853              509,570
Federal funds sold                                                                      6,194,000            3,764,000
Investments available for sale                                                         20,394,857           19,439,212
Other investments held to maturity                                                     15,650,000           15,650,000
Mortgage backed securities                                                             16,048,502           16,451,148
Loans receivable - net                                                                 97,383,939           96,909,448
Accrued interest receivable - loans                                                       431,374              446,343
                            - investments                                                 644,530              773,864
                            - mortgage backed securities                                   86,353               88,548
Premises and equipment - net                                                            1,301,694            1,253,765
Federal Home Loan Bank of Atlanta stock, at cost                                        1,450,000            1,450,000
Deferred income taxes                                                                     567,538              936,589
Prepaid and refundable income taxes                                                        99,945              107,471
Other assets                                                                              423,026              415,037
                                                                                     ------------         ------------
Total assets                                                                         $167,106,176         $159,915,702
                                                                                     ============         ============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Deposits                                                                          $126,117,394         $120,044,864
   Checks outstanding in excess of bank balances                                          389,777                    -
   Borrowings                                                                          24,000,000           24,000,000
   Advance payments by borrowers for taxes and insurance                                  117,497               70,711
   Income taxes payable                                                                    83,159               31,874
   Other liabilities                                                                      293,502              317,623
                                                                                     ------------         ------------
Total liabilities                                                                     151,001,329          144,465,072

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,285,609 shares at
    December 31, 2000 and in September 30, 2000                                           128,561              128,561
   Additional paid-in capital                                                           6,738,862            6,701,437
   Retained earnings (substantially restricted)                                        10,299,208           10,301,365
   Accumulated other comprehensive income                                                (547,577)          (1,134,125)
   Employee Stock Ownership Plan                                                         (514,207)            (546,608)
                                                                                     ------------         ------------
Total stockholders' equity                                                             16,104,847           15,450,630
                                                                                     ------------         ------------

Total liabilities and stockholders' equity                                           $167,106,176         $159,915,702
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                                           For Three Months Ended
                                                                                                 December 31,
                                                                                       -------------------------------

                                                                                          2000               1999
                                                                                          ----               ----
Interest and fees on loans                                                             $1,885,134           $1,772,280
Interest and dividends on investment securities                                           645,397              638,294
Interest on mortgage backed securities                                                    260,874              286,414
Other interest income                                                                     151,931               78,581
                                                                                       ----------           ----------

Total interest income                                                                   2,943,336            2,775,569

Interest on deposits                                                                    1,637,831            1,430,789
Interest on short-term borrowings                                                               -               24,704
Interest on long-term borrowings                                                          359,359              269,790
                                                                                       ----------           ----------
Total interest expense                                                                  1,997,190            1,725,283
                                                                                        ---------            ---------
Net interest income                                                                       946,146            1,050,286
Provision for loan losses                                                                  30,000               30,000
                                                                                       ----------           ----------
Net interest income after provision for loan losses                                       916,146            1,020,286

Non-Interest Income
-------------------
   Fees and charges on loans                                                                5,162                9,419
   Fees on transaction accounts                                                            14,012               13,510
   Other income                                                                            15,337               12,645
                                                                                       ----------           ----------
Total non-interest income                                                                  34,511               35,574

Non-Interest Expenses
---------------------
   Salaries and related expenses                                                          474,284              420,960
   Occupancy                                                                               49,068               34,501
   FDIC deposit insurance premium                                                           5,944               16,732
   Depreciation of equipment                                                               32,289               23,000
   Advertising                                                                             21,727               21,600
   Data processing costs                                                                   27,870               26,268
   Professional services                                                                   44,510               54,427
   Loss on sale of foreclosed real estate                                                       -                  786
   Other expenses                                                                         118,912               95,091
                                                                                       ----------           ----------
Total non-interest expenses                                                               774,604              693,365
                                                                                       ----------           ----------
Income before tax provision                                                               176,053              362,495

Provision for income taxes                                                                 68,812              139,995
                                                                                       ----------           ----------
Net income                                                                             $  107,241           $  222,500
                                                                                       ==========           ==========

Basic earnings per share                                                               $      .09           $      .19
                                                                                       ==========           ==========
Diluted earnings per share                                                             $      .09           $      .19
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------

                                                                                          For Three Months Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                            2000               1999
                                                                                            ----               ----
Net income                                                                               $107,241            $ 222,500

Unrealized gains (losses) on available for sale securities, net of tax of $369,051 and $264,548, for the three month periods
 ended December 31, 2000 and 1999, respectively                                           586,547             (420,455)
                                                                                         --------            ---------

Comprehensive income (loss)                                                              $693,788            $(197,955)
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                        For Three Months Ended
                                                                              December 31,
                                                                      ---------------------------
                                                                            2000           1999
                                                                            ----           ----
Operating Activities
--------------------
     Net income before other comprehensive income                     $   107,241    $   222,500
     Loss on sale of foreclosed real estate                                     -            786
     Loss on disposal of equipment                                          1,001              -
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and discounts
          on mortgage backed securities                                       395            558
         Amortization of discount on investments available for sale           (46)           (46)
         Amortization of deferred loan fees                                  (613)       (26,236)
         Loan fees deferred                                                  (322)        29,057
         Decrease in discount on loans purchased                          (49,177)      (106,728)
         Provision for loan losses                                         30,000         30,000
         Non-cash compensation under stock-based
          benefit plans                                                    69,826         72,001
         Proceeds from sale of foreclosed real estate                           -         12,317
         Decrease in accrued interest receivable                          146,498        118,178
         Provision for depreciation                                        42,888         31,300
         Decrease (increase) in prepaid income taxes                        7,526        (16,128)
         (Increase) decrease in other assets                               (7,989)         8,872
         Increase (decrease) in accrued interest payable                       51           (173)
         Increase (decrease) in income taxes payable                       51,285        (16,376)
         Decrease in other liabilities                                    (24,121)       (72,085)
                                                                      -----------    -----------

              Net cash provided by operating activities                   374,443        287,797

Cash Flows from Investment Activities
-------------------------------------
     Principal collected on mortgage backed securities                    402,251        340,784
     Net (increase) decrease in shorter term loans                        (13,423)        40,502
     Longer term loans originated or acquired                          (2,024,655)    (5,686,353)
     Principal collected on longer term loans                           1,583,699      2,697,847
     Redemption of Federal Home Loan Bank of Atlanta stock                      -        150,000
     Investment in premises and equipment                                 (91,818)       (52,684)
                                                                      -----------    -----------

              Net cash used by investment activities                     (143,946)    (2,509,904)

                                      -6-

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                              Lutherville, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     For Three Months Ended
                                                                             December 31,
                                                                  ----------------------------
                                                                     2000             1999
                                                                     ----             ----
Cash Flows from Financing Activities
------------------------------------
     Net  increase (decrease) in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                          $    778,910    $   (327,376)
     Net increase in certificates of deposit                        5,340,355       3,258,960
     Increase in checks outstanding in excess of
      bank balances                                                   389,777               -
     Decrease in borrowings                                                 -      (3,000,000)
     Dividends on stock                                              (109,398)       (107,213)
                                                                 ------------    ------------

              Net cash provided (used) by financing activities      6,399,644        (175,629)
                                                                 ------------    ------------

Increase (decrease) in cash and cash equivalents                    6,630,141      (2,397,736)
Cash and cash equivalents at beginning of period                    5,994,277       7,196,629
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $ 12,624,418    $  4,798,893
                                                                 ============    ============

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                        $  1,329,565    $  2,882,876
     Interest bearing deposits in other banks                       5,100,853         777,017
     Federal funds sold                                             6,194,000       1,234,000
                                                                 ------------    ------------
     Balance of cash items reflected on
      Statement of Financial condition                             12,624,418       4,893,893

         Less - certificates of deposit with original
                maturities of more than three months
                that are included in interest
                bearing deposits in other banks                             -          95,000
                                                                 ------------    ------------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                         $ 12,624,418    $  4,798,893
                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the period for:

         Interest                                                $  1,991,836    $  1,741,798
                                                                 ============    ============

         Taxes                                                   $     10,000    $    172,500
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2001 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

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

Note 3 - Investment Available for Sale
         -----------------------------

                   The amortized cost and fair values of investments available for sale at are as follows:

                                                 Gross         Gross
                                  Amortized    Unrealized    Unrealized       Fair
                                     Cost        Gains         Losses         Value
                                -----------   -----------   -----------   -----------
        December 31, 2000
        -----------------
        Equity investments      $   544,323   $     -       $   181,006   $   363,317
        Federal Home Loan
         Bank Bonds              17,493,514         -           601,079    16,892,435
        Federal Home Loan
         Mortgage Corporation
         Bonds                    3,249,131         -           110,026     3,139,105
                                -----------   -----------   -----------   -----------
                                $21,286,968   $     -       $   892,111   $20,394,857
                                ===========   ===========   ===========   ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------



Note 3 - Investment Available for Sale - Continued
         -----------------------------

                                                Gross         Gross
                                  Amortized   Unrealized    Unrealized       Fair
                                    Cost        Gains         Losses         Value
                                -----------   -----------   -----------   -----------
        September 30, 2000
        ------------------
        Equity investments      $   544,324   $     -       $   190,690   $   353,634
        Federal Home Loan
         Bank Bonds              17,493,485         -         1,400,174    16,093,311
        Federal Home Loan
         Mortgage Corporation
         Bonds                    3,249,114         -           256,847     2,992,267
                                -----------   -----------   -----------   -----------
                                $21,286,923   $     -       $ 1,847,711   $19,439,212
                                ===========   ===========   ===========   ===========

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
                                                            2000        1999
                                                            ----        ----

          Net income before other comprehensive income  $  107,241    $222,500
                                                        ==========    ========

          Weighted Average Shares
             Outstanding basic EPS                       1,195,160   1,161,507
          Dilutive Items
             Stock options                                       -           -
             Unvested stock awards                              48           -
                                                         ---------   ---------
          Adjusted weighted average shares
           used for dilutive EPS                         1,195,208   1,161,507
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

Overview

          For the three months ended December 31, 2000, our earnings decreased $116,000 to $107,000, or $.09 diluted earnings per share, from $223,000, or $.19 diluted earnings per share, for the comparative 1999 period. Our earnings decreased primarily due to a decrease in core earnings combined with an increase in non-interest expenses.

Financial Condition

         Our total consolidated assets at December 31, 2000 increased $7,190,000 to $167,106,000 from $159,916,000 at September 30, 2000. Our total consolidated liabilities at December 31, 2000 increased $6,536,000 to $151,001,000 from $144,465,000 at September 30, 2000. At December 31, 2000, we used approximately $6,119,000 of our new deposits to increase cash and cash equivalents in order to fund anticipated borrowing repayments and loan commitments. Subsequent to December 31, 2000, we repaid $3.0 million of long-term borrowings.

         At December 31, 2000, our net worth increased by $654,000 to $16,105,000 from $15,451,000 at September 30, 2000. The increase primarily reflects the $587,000 increase in accumulated other comprehensive gain and the reduction of stock-based benefit plan obligations. The increase in accumulated other comprehensive gain resulted from the fluctuation in market value of our investment in available for sale securities. Because of interest rate volatility, accumulated other comprehensive gain and stockholders' equity could materially fluctuate for each interim period and year-end period. The increase in market value of the investment securities available for sale is considered temporary in nature and will not affect our net income until the securities are sold. We plan to hold these securities until maturity or until the market values of these securities increase further. Accordingly, we do not expect, though there is no assurance, that our investment in these securities will affect net income in future periods. See Note 3 to the consolidated financial statements.

Results of Operations

Net Interest Income

         Net interest income decreased $104,000 to $946,000 for the three months ended December 31, 2000 from $1,050,000 for the comparable 1999 period. The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, decreased for the three months ended December 31, 2000 to 1.97% from 2.47% for the comparable 1999 period. The decrease in interest rate spread is primarily the result of a decrease in the average yield on other interest earning assets, predominantly federal funds sold and interest bearing deposits in other banks, coupled with an increase in rates paid on interest bearing liabilities, offset partially by an increase in the average yield on loans.

Interest Income

          Interest and fees on loans increased $113,000 to $1,885,000 for the three months ended December 31, 2000 from $1,772,000 for the comparable 1999 period. The increase was the result of an increase in the average dollar amount of loans outstanding at December 31, 2000 of $5,017,000 as a result of new loan originations. In addition, for the three months ended December 31, 2000, the average yield on average loans increased slightly to 7.76% compared to 7.69% at the comparable 1999 period as the result of higher yielding commercial and real estate investment loans originated.

         Interest income on mortgage backed securities decreased $25,000 to $261,000 for the three months ended December 31, 1999 from $286,000 for the comparable 1999 period. The decrease was the result of a decrease in the average dollar amount of mortgage backed securities outstanding at December 31, 2000 of $1,571,000.

         Other interest income increased $73,000 to $152,000 for the three months ended December 31, 2000 from $79,000 for the comparable 1999 period. The increase was the result of a increase in the average dollar amount of other interest earning assets of $5,962,000 at December 31, 2000, partially offset by a 164 basis point decrease in yield. Other average interest bearing assets increased due to the accumulation of interest bearing deposits in other banks and federal funds balances to fund anticipated borrowing repayments and loan commitments.

Interest Expense

         Total interest expense increased $272,000 to $1,997,000 for the three months ended December 31, 2000 from $1,725,000 for the comparable 1999 period. Interest on deposits increased by $207,000 to $1,638,000 for the three months ended December 31, 2000 from $1,431,000 for the comparable 1999 period. The increase in interest on deposits resulted from the rise in the average dollar amount of certificates of deposit of $6,458,000 combined with an increase in the average cost of certificates of deposit. The rate paid on certificates of deposit increased 44 basis points to 5.90% at December 31, 2000 from 5.46% for the comparable 1999 period. The yield increase was the result of older, lower-yielding deposits renewing at higher rates and the successful targeted advertising campaign for new certificates of deposit accounts with 18 and 25 month terms.

         During fiscal 2000, we converted our short-term borrowings into long-term borrowings to manage our interest rate risk. As a result, interest on short-term borrowings was eliminated for the three months ended December 31, 2000 as compared to $25,000 for the prior year's comparable period. The conversion increased the rates paid on total borrowings by 50 basis points to 5.96% for the three months ended December 31, 2000 from 5.46% for the comparable 1999 period. This was supplemented by a $2,530,000 increase in total average borrowings outstanding. As a result, interest on long-term borrowings increased $89,000 to $359,000 for the three months ended December 31, 2000 from $270,000 for the comparable 1999 period.

Provision for Loan Losses

         The provision for loan losses for the three months ended December 31, 2000 and December 31, 1999 was $30,000. We continually evaluate the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant conditions. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio - from lower yielding loans (i.e., one-to four family loans) to higher yielding loans (i.e., multi-family, non-residential commercial, construction, and consumer loans). Based upon the additions to the allowance for loan losses, management believes the allowance for loan losses is adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that we might incur in the future due to the higher degree of risk which might result from the change in the mix of the loan portfolio.

Non-Interest Income

         Non-interest income decreased $1,000, or 2.8%, to $35,000 for the three months ended December 31, 2000 from $36,000 for the comparable 1999 period.

Non-Interest Expense

            Total non-interest expenses increased $82,000 to $775,000 for the three months ended December 31, 2000 from $693,000 for the comparable 1999 period. Salary and related expenses increased $53,000 primarily as the result of an additional lending officer and accounting personnel and annual staff merit salary increases. Occupancy expense increased $14,000 reflecting higher rent expense at the relocated Ellicott City branch and non-recurring branch maintenance expenses. Depreciation of equipment increased as a result of the relocated Ellicott City branch. Professional fees decreased primarily because the prior year included costs related to business development planning, which were not incurred in the current year. Other expenses increased $24,000 due to increased stationery and printing expenses, relocation expenses for the Ellicott City branch, and increased ATM expenses. Such increases were partially offset by an $11,000 decrease in FDIC insurance expenses following a reduction in the assessment rate effective January, 2000.

Provision for Income Taxes

         The provision for income taxes decreased $71,000 for the quarter ended December 31, 2000, as compared to the same quarter in 1999. The decreases were the result of a decrease in net income. The effective tax rate for the period ended December 31, 2000 increased slightly to 39.1% from 38.6% for the comparable 1999 period.

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

Item 6.       Exhibits and Reports on Form 8-K

                3(i)    Articles of Incorporation of WHG Bancshares Corporation *
                3(ii)   Amended Bylaws of WHG Bancshares Corporation ****
               10.1     Form of Amended and Restated Employment Agreement with Peggy J. Stewart *****
               10.2     Form of Amended and Restated Change in Control Agreements for three executive officers  *****
               10.3     Amendment to the 1996 Stock Option Plan ***
               10.4     Amendment to Management Stock Bonus Plan and Trust Agreement ***
               10.5     Form of Directors Change In Control Severance Plan ****
               10.6     2001 Stock Option Plan ******

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

               ***** Incorporated by reference to the Form 10-KSB for the year ended September 30, 2000.

               ****** Incorporated  by reference to the proxy  statement for the annual meeting of stockholders filed with the SEC on December 18, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WHG BANCSHARES CORPORATION


Date:    February 13, 2001           By:  /s/Peggy J. Stewart
                                          --------------------------------------
                                          Peggy J. Stewart
                                          President and Chief Executive Officer
                                          (duly authorized officer)


Date:    February 13, 2001           By:  /s/Robin L. Taylor
                                          --------------------------------------
                                          Robin L. Taylor
                                          Controller (chief accounting officer)