Form 10QSB
period 2001-03-31
WHG BANCSHARES CORP
filed 2001-05-15
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2001
                               ---------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


      Maryland                                                  52-1953867
      --------                                               ----------------
(State of incorporation                                      (I.R.S. employer
 or organization)                                            identification no.)


1505 York Road, Lutherville, Maryland                              21093
--------------------------------------                           ----------
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

     Number of shares of Common Stock outstanding as of May 1, 2001: 1,285,132

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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                                        Pages
                                                                                                                        -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements.........................................................................................

           Consolidated Statements of Financial Condition at March 31, 2001
           (unaudited) and September 30, 2000...............................................................................3

           Consolidated Statements of Operations (unaudited) for the six months and three month ended
           March 31, 2001 and 2000 .........................................................................................4

           Consolidated Statements of Comprehensive Income (unaudited) for the six months and three month ended
           March 31, 2001 and 2000..........................................................................................5

           Consolidated Statements of Cash Flows (unaudited) for the six months ended
           March 31, 2001 and 2000........................................................................................6-7

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

      Item 5.  Other Information...........................................................................................15

      Item 6.  Exhibits and Reports on Form 8-K............................................................................15

Signatures.................................................................................................................16


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                    March 31,     September 30,
                                                                    ---------     -------------
                                                                      2001            2000
                                                                      ----            ----
                                                                           (Unaudited)
        Assets
        ------
Cash                                                            $   1,249,632    $   1,720,707
Interest bearing deposits in other banks                            3,428,106          509,570
Federal funds sold                                                  4,047,000        3,764,000
Investments available for sale                                     20,947,622       19,439,212
Other investments held to maturity                                 15,450,000       15,650,000
Mortgage backed securities                                         15,567,706       16,451,148
Loans receivable - net                                             97,761,283       96,909,448
Accrued interest receivable - loans                                   443,745          446,343
                            - investments                             654,258          773,864
                            - mortgage backed securities               83,731           88,548
Premises and equipment - net                                        1,426,707        1,253,765
Federal Home Loan Bank of Atlanta stock, at cost                    1,450,000        1,450,000
Deferred income taxes                                                 378,496          936,589
Prepaid and refundable income taxes                                   136,936          107,471
Other assets                                                          412,619          415,037
                                                                -------------    -------------
Total assets                                                    $ 163,437,841    $ 159,915,702
                                                                =============    =============

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Deposits                                                     $ 125,046,028    $ 120,044,864
   Checks outstanding in excess of bank balances                      394,815                -
   Borrowings                                                      21,000,000       24,000,000
   Advance payments by borrowers for taxes and insurance              197,103           70,711
   Income taxes payable                                                     -           31,874
   Other liabilities                                                  275,559          317,623
                                                                -------------    -------------
Total liabilities                                                 146,913,505      144,465,072

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,285,132 shares at
    March 31, 2001 and 1,285,609 shares at September 30, 2000         128,513          128,561
   Additional paid-in capital                                       6,762,906        6,701,437
   Retained earnings (substantially restricted)                    10,323,042       10,301,365
   Accumulated other comprehensive loss                              (208,319)      (1,134,125)
   Employee Stock Ownership Plan                                     (481,806)        (546,608)
                                                                -------------    -------------
Total stockholders' equity                                         16,524,336       15,450,630
                                                                -------------    -------------

Total liabilities and stockholders' equity                      $ 163,437,841    $ 159,915,702
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                   For Six Months Ended      For Three Months Ended
                                                          March 31,                March 31,
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
Interest and fees on loans                        $3,780,705   $3,533,793   $1,895,571   $1,761,513
Interest and dividends on investment securities    1,286,470    1,278,847      641,073      640,553
Interest on mortgage backed securities               513,950      567,877      253,076      281,463
Other interest income                                256,741      130,783      104,810       52,202
                                                  ----------   ----------   ----------   ----------

Total interest income                              5,837,866    5,511,300    2,894,530    2,735,731

Interest on deposits                               3,270,650    2,837,807    1,632,819    1,407,018
Interest on short-term borrowings                          -       37,731            -       13,027
Interest on long term borrowings                     659,403      548,477      300,044      278,687
                                                  ----------   ----------   ----------   ----------
Total interest expense                             3,930,053    3,424,015    1,932,863    1,698,732
                                                  ----------   ----------   ----------   ----------

Net interest income                                1,907,813    2,087,285      961,667    1,036,999
Provision for loan losses                             30,000       60,000            -       30,000
                                                  ----------   ----------   ----------   ----------
Net interest income after provision
 for loan losses                                   1,877,813    2,027,285      961,667    1,006,999

Non-Interest Income
-------------------
   Fees and charges on loans                          10,650       17,497        5,488        8,078
   Fees on transaction accounts                       26,716       25,899       12,704       12,389
   Other income                                       31,964       26,076       16,627       13,431
                                                  ----------   ----------   ----------   ----------
Total non-interest income                             69,330       69,472       34,819       33,898

Non-Interest Expenses
---------------------
   Salaries and related expenses                     965,333      849,949      491,049      428,989
   Occupancy                                          98,332       79,184       49,264       44,683
   FDIC deposit insurance premium                     11,815       22,802        5,871        6,070
   Depreciation of equipment                          60,290       48,119       28,001       25,119
   Advertising                                        42,820       40,736       21,093       19,136
   Data processing costs                              56,262       54,468       28,392       28,200
   Professional services                              91,642      108,838       47,132       54,411
   Loss on sale of foreclosed real estate                  -          786            -            -
   Other expenses                                    217,946      196,853       99,034      101,762
                                                  ----------   ----------   ----------   ----------
Total non-interest expenses                        1,544,440    1,401,735      769,836      708,370
                                                  ----------   ----------   ----------   ----------

Income before tax provision                          402,703      695,022      226,650      332,527
Provision for income taxes                           162,231      268,452       93,419      128,457
                                                  ----------   ----------   ----------   ----------
Net income                                        $  240,472   $  426,570   $  133,231   $  204,070
                                                  ==========   ==========   ==========   ==========
Basic earnings per share                          $      .20   $      .37   $      .11   $      .17
                                                  ==========   ==========   ==========   ==========
Diluted earnings per share                        $      .20   $      .37   $      .11   $      .17
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------


                                                                For Six Months Ended
                                                                         March 31,
                                                                --------------------
                                                                   2001         2000
                                                               ----------   ----------
Net income                                                     $  240,472   $  426,570

Unrealized gains (losses), on available-for-sale securities, net of tax of $582,513 and $128,376, for the six month
 periods ended March 31, 2001 and 2000,  respectively             925,806     (188,126)
                                                               ----------   ----------
Comprehensive income                                           $1,166,278   $  238,444
                                                               ==========   ==========

                                                                For Three Months Ended
                                                                      March 31,
                                                                   2001         2000
                                                                 --------     --------
Net income                                                       $133,231     $204,070

Unrealized gains, on available-for-sale securities,
  net of tax of $213,461 and $146,181, for the three month
 periods ended March 31, 2001 and 2000,  respectively             339,258      232,329
                                                                 --------     --------
Comprehensive income                                             $472,489     $436,399
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                          For Six Months Ended
                                                                                March 31,
                                                                            2001            2000
                                                                        -----------    ------------
Operating Activities
     Net income                                                        $    240,472    $    426,570
     Loss on disposal of equipment                                            1,001               -
     Loss on sale of foreclosed real estate                                       -             786
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and discounts
          of mortgage backed securities                                       1,424             421
         Amortization of discounts on investments available for sale            (92)            (91)
         Amortization of deferred loan fees                                 (13,134)        (48,315)
         Loan fees deferred                                                   1,558          46,858
     Decrease in discount on loans purchased                                (76,356)       (168,620)
         Provision for loan losses                                           30,000          60,000
         Non-cash compensation under stock-based
          benefit plans                                                     131,232         136,405
         Decrease (increase) in accrued interest receivable                 127,021          (5,785)
         Provision for depreciation                                          81,234          54,995
         Decrease in deferred income tax assets                             (24,419)              -
         Increase in prepaid income taxes                                   (29,465)        (30,132)
         Decrease (increase) in other assets                                  2,418        (194,394)
         Increase in accrued interest payable                                    14             281
         (Decrease) increase in income taxes payable                        (31,874)        121,084
         Decrease in other liabilities                                      (42,064)        (65,869)
                                                                        -----------    ------------
              Net cash provided by operating activities                     398,970         334,194

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest-bearing deposits                             -          95,000
     Proceeds from maturing other investments                               200,000               -
     Principal collected on mortgage backed securities                      882,018         689,296
     Proceeds from sale of foreclosed real estate                                 -          12,317
     Net increase in shorter term loans                                     (24,549)       (166,956)
     Longer term loans originated or acquired                            (4,279,528)    (11,459,450)
     Principal collected on longer term loans                             3,510,174       7,345,285
     Investment in premises and equipment                                  (255,177)        (52,193)
     Purchase of stock in Federal Home Loan Bank of Atlanta                       -        (250,000)
                                                                        -----------    ------------
              Net cash provided (used) by investment activities              32,938      (3,786,701)

                           WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                           -------------------------------------------
                                      Lutherville, Maryland
                                      ---------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        -------------------------------------------------

                                                                   For Six Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2001           2000
                                                                -----------    ------------
Cash Flows from Financing Activities
------------------------------------
     Net increase (decrease) in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                         $ 3,538,765    $  (491,116)
     Net increase in certificates of deposit                      1,588,777      1,768,763
     Increase in checks outstanding in excess of bank balance       394,815              -
     Net (decrease) increase in borrowings                       (3,000,000)     2,000,000
     Dividends on stock                                            (218,795)      (214,426)
     Stock repurchase                                                (5,009)             -
                                                                -----------    -----------
              Net cash provided by financing activities           2,298,553      3,063,221
                                                                -----------    -----------

Increase (decrease) in cash and cash equivalents                  2,730,461       (389,286)
Cash and cash equivalents at beginning of period                  5,994,277      7,196,629
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $ 8,724,738    $ 6,807,343
                                                                ===========    ===========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                       $ 1,249,632    $   796,191
     Interest bearing deposits in other banks                     3,428,106      3,358,152
     Federal funds sold                                           4,047,000      2,653,000
                                                                -----------    -----------
Cash and cash equivalents                                       $ 8,724,738    $ 6,807,343
                                                                ===========    ===========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the period for:

         Interest                                               $ 3,977,091    $ 3,429,143
                                                                ===========    ===========
         Taxes                                                  $   266,000    $   177,500
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2001 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

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

Note 3 - Investments Available for Sale
         ------------------------------

                  The amortized cost and fair values of investments available for sale at are as follows:

                                         Gross        Gross
                         Amortized    Unrealized    Unrealized       Fair
                           Cost          Gains        Losses         Value
                        -----------   -----------   -----------   -----------
March 31, 2001
--------------
Equity investments      $   544,323   $         -   $   106,948   $   437,375
Federal Home Loan
 Bank Bonds              17,493,543           813       190,049    17,304,307
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,148             -        43,208     3,205,940
                        -----------   -----------   -----------   -----------
                        $21,287,014   $       813   $   340,205   $20,947,622
                        ===========   ===========   ===========   ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 3 - Investments Available for Sale - Continued
         ------------------------------

                                         Gross        Gross
                         Amortized    Unrealized    Unrealized       Fair
                           Cost          Gains        Losses         Value
                        -----------   -----------   -----------   -----------

September 30, 2000
------------------
Equity investments      $   544,324   $       -     $   190,690   $   353,634
Federal Home Loan
 Bank Bonds              17,493,485           -       1,400,174    16,093,311
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,114           -         256,847     2,992,267
                        -----------   ---------     -----------   -----------
                        $21,286,923   $       -     $ 1,847,711   $19,439,212
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

                               Six Months Ended           Six Months Ended
                                March 31, 2001             March 31, 2000
                            -----------------------   -----------------------
                               Basic        Diluted      Basic        Diluted
                            ----------   ----------   ----------   ----------
Net income                  $  240,472   $  240,472   $  426,570   $  426,570

Weighted average shares
 outstanding                 1,197,572    1,197,572    1,165,003    1,165,003

Diluted securities:
   MSBP shares                       -        1,895            -            -
   Options                           -       12,007            -            -
                            ----------   ----------   ----------   ----------

Adjusted weighted average
  shares                     1,197,572    1,211,474    1,165,003    1,165,003
Per share amount            $      .20   $      .20   $      .37   $      .37

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------

                               Three Months Ended         Three Months Ended
                                March 31, 2001             March 31, 2000
                            -----------------------   -----------------------
                               Basic        Diluted      Basic        Diluted
                            ----------   ----------   ----------   ----------

Net income                  $  133,231   $  133,231   $  204,070   $  204,070

Weighted average shares
 outstanding                 1,200,038    1,200,038    1,181,220    1,181,220

Diluted securities:
   MSBP shares                    --          3,174         --           --
   Options                        --         18,933         --           --
                            ----------   ----------   ----------   ----------

Adjusted weighted average
  shares                     1,200,038    1,222,145    1,181,220    1,181,220

Per share amount            $      .11   $      .11   $      .17   $      .17


Note 5 - Ratification of Stock Option Plan
         ---------------------------------

                  On January 16, 2001, the shareholders of WHG Bancshares Corporation ratified the WHG Bancshares Corporation 2001 Stock Option Plan (the "Plan") whereby up to 109,000 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Incentive Stock Options. Options are exercisable in three annual installments at the market price of common stock at the date of grant. The options must be exercised within ten years of the date of grant. Upon stockholder approval the Company granted to executive officers and directors options to purchase 94,520 shares at a weighted average price of $8.25 per share.

Item 2
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. WHG Bancshares Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence unanticipated events.

         Since we conduct no significant business other than owning all of the common stock of Heritage Savings Bank, F.S.B. ("Heritage Savings"), references in this discussion to "we," "us," and "our," refer collectively to WHG Bancshares Corporation and Heritage Savings.

Overview

         For the six months ended March 31, 2001, net earnings decreased $187,000 to $240,000 or $.20 per diluted share, from $427,000, or $.37 per diluted share, for the comparative fiscal 2000 period. For the three months ended March 31, 2001, net earnings decreased $71,000 to $133,000, or $.11 diluted earnings per share, from $204,000, or $.17 diluted earnings per share, for the comparative 2000 period. The decline in net income for the six and three months ended March 31, 2001 as compared to the comparable 2000 periods, reflect the decline in net interest income and the increase in non-interest expenses. Net interest income continues to be squeezed by the rising interest rates paid on certificates in 2000 and the lowering of yields earned on assets during 2001. Our non-interest expenses for the current periods rose due to normal operating expense increases and the improvements made to our branches at the Howard County and York Road offices.

Financial Condition

         Our total consolidated assets at March 31, 2001 increased $3,522,000 to $163,438,000 from $159,916,000 at September 30, 2000. Our total consolidated liabilities at March 31, 2001 increased $2,449,000 to $146,914,000 from $144,465,000 at September 30, 2000. At March 31, 2001 we used approximately $5.0 million of our new deposits to repay $3.0 million of our long-term debt and to increase our cash and cash equivalents in order to fund anticipated borrowing repayments and loan commitments. Subsequent to March 31, 2001, we repaid an additional $3.0 million of long-term borrowing.

         At March 31, 2001, our net worth increased by $1,073,000 to $16,524,000 from $15,451,000 at September 30, 2000. The increase primarily reflects the $426,000 decrease in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss resulted from the fluctuation in market value of our investment in available-for-sale securities. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period.

Results of Operations

Net Interest Income

         Net interest income for the six and three month periods ended March 31, 2001 was $1,908,000 and $962,000, compared to $2,087,000 and $1,037,000, respectively, for the same periods in 2000. The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, for the six and three month periods ended March 31, 2001 were 2.00% and 2.02%, respectively, compared to 2.43% and 2.39%, respectively, for the same periods in 2000. The decrease in the interest rate spread for the current six and three month periods was primarily the result of an increase in the rates paid on certificates of deposit and long-term borrowings.

Interest Income

         Total interest income for the six and three month periods ended March 31, 2001 was $5,838,000 and $2,895,000, compared to $5,511,000 and $2,736,000, respectively, for the same periods in fiscal 2000. The total weighted average interest rate yields for the six and three month periods ended March 31, 2001 were both 7.34%, compared to 7.32% and 7.24%, respectively, for the same periods in fiscal 2000. The increase in total interest income resulted primarily from an increase in the average balance of interest earning assets as more fully described below.

         Interest and fees on loans increased $247,000 and $134,000 for the current six months and three month periods to $3,781,000 and $1,896,000, from $3,534,000 and $1,762,000, respectively. The increases were the result of an increase in the average dollar amount of loans outstanding coupled with a rise in the weighted average interest rate yield. The average dollar amount of loans outstanding for the current six and three month periods was $97,425,000 and $97,696,000, respectively, as compared to $92,926,000 and $93,715,000, respectively, for the comparable periods in the prior year. The origination of higher yielding commercial and real estate investment loans resulted in the rise of the weighted average interest rate yield to 7.76% for the current six and three month periods, compared to 7.61% and 7.52%, respectively, for the same periods in 2000.

         Interest income on mortgage backed securities decreased $54,000 and $28,000 for the current six and three month periods to $514,000 and $253,000 from $568,000 and $281,000, respectively. The decrease was the result of $1,618,000 and $1,665,000 decreases in the average balance of mortgage backed securities for the respective six and three month periods.

         Other interest income increased $126,000 and $53,000 for the current six and three month periods to $257,000 and $105,000, from $131,000 and $52,000, respectively. The increase was predominantly the result of $4,170,000 and $2,378,000 increases in the average balance of other interest earning assets as compared to the same periods in the prior year. The average balance of other interest bearing assets increased due to the accumulation of interest bearing deposits in other banks and federal funds balances to fund current and anticipated borrowing repayments and loan commitments. In addition, the weighted average interest rate yield increased 138 basis points to 6.50% for the current quarter as compared to 5.12% for the prior year's quarter.

Interest Expense

         Total interest expense for the six and three month periods ended March 31, 2001 was $3,930,000 and $1,933,000, compared to $3,424,000 and $1,699,000, respectively, for the same periods in fiscal 2000. The weighted average cost of funds for total interest bearing liabilities for the current six and three month periods increased 45 and 47 basis points, respectively, to 5.34% and 5.32%, respectively. In general, the increase in interest expense for the current respective periods resulted from increases in the cost of funds for certificates of deposit and long-term borrowings, augmented by increases in the average balances of certificates of deposits.

         Interest expense on certificates of deposit for the six and three month periods ended March 31, 2001 increased $397,000 and $201,000, respectively, as compared to the fiscal 2000 respective periods. The weighted average rates paid on certificates of deposit for the current six and three month periods rose 50 and 54 basis points, respectively to 5.95% and 6.00%, respectively. The weighted average yield increase was the result of older lower-yielding deposits renewing at higher rates and the successful targeted advertising campaign for new certificates of deposit accounts with 18 and 25 month terms. As a result of the certificate of deposit promotion that ended December, 2000, the average balances of certificates of deposit for the current six and three month periods increased $5,719,000 and $4,979,000, respectively.

         Total interest expense on borrowings for the six and three month periods ended March 31, 2001, increased $73,000 and $8,000, respectively, as compared to the fiscal 2000 respective periods. The weighted average rates paid on borrowings for the current six and three month periods each rose 55 basis points to 5.83% and 5.67%, respectively. The rate-related expense increase for the quarter ended March 31, 2001 was partially offset by the $1,644,000 decrease in the total average borrowings from the comparable fiscal 2000 quarter.

Provision for Loan Losses

         The provision for loan losses for the six month period ended March 31, 2001 was $30,000 compared to $60,000 for the same period in fiscal 2000. For the quarter ended March 31, 2001, we had no provision for loan losses as compared to a $30,000 provision for the comparable prior year's quarter. The provision for loan losses reflect management's judgment of the current period cost associated with credit risk inherent in our loan portfolio, specifically, the provision for loan losses represent the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb losses inherent in our loan portfolio.

         For the three months ended March 31, 2001, loans receivable, net increased $377,000 from December 31, 2000 and net charge-offs for the three and six months ended March 31, 2001 totalled for both periods $12,000. For the three months ended March 31, 2000, loans receivable, net increased $1.4 million from December 31, 1999. Net charge-offs for the six months ended March 31, 2000 totalled $72,000. There were no charge-offs during the three month period ended March 31, 2000.

Non-Interest Expense

         Total non-interest expense for the six and three months periods ended March 31, 2001 was $1,544,000 and $770,000 compared to $1,402,000 and $708,000, respectively, for the same periods in fiscal 2000. For the six month period ended March 31, 2001, salaries and related expenses increased $115,000 to $965,000 from $850,000 for the comparable 2000 period. For the three months ended March 31, 2001, salaries and related expenses increased $62,000 to $491,000 from $429,000 for the comparable 2000 period. The increase in salaries and related expenses for the current six and three month periods was primarily due to the addition in fiscal 2001 of an additional lending officer, accounting personnel, annual staff merit increases and an increased ESOP expense due to the appreciation of the Company's stock. For the current year six month period, occupancy expense increased $19,000 to $98,000 from $79,000 due to the lease commencement in January 2000 of the new Ellicott City branch location and non-recurring branch maintenance expense for the new branch location in the first quarter of fiscal 2001. Depreciation of equipment expense increased $12,000 and $5,000, respectively, for the current six and three month periods primarily due to the addition in the first quarter of fiscal 2001 of new equipment for the Ellicott City branch. Offsetting total non-interest expense for the six month period ended March 31, 2001, was an $11,000 decrease in FDIC deposit insurance premium and a $19,000 decrease in professional fees. Offsetting total non-interest expense for the three month period ended March 31, 2001, was a $7,000 decrease in professional fees. Effective January 1, 2000, FDIC assessments were lowered for SAIF insured institutions. Included in professional fees for the six and three month periods in fiscal 2000 were costs incurred for business development planning.

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

Item 4.            Submission of Matters to a Vote of Security Holders

                   The Annual Meeting of Shareholders of the Company was held on January 16, 2001 and the following matters were voted upon:

                   Proposal  I- Election  of  directors  with terms to expire in
                                2004.
                                                    FOR     WITHHELD
                                                    ---     --------
                   Herbert A. Davis               907,672   323,202
                   D. Edward Lauterbach, Jr.      907,672   323,202

                   Proposal II - Ratification of the 2001 Stock Option Plan

                                                    FOR     AGAINST   ABSTAINED
                                                    ---     -------   ---------
                                                  540,510   403,584      1,297

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

       3(i)        Articles of Incorporation of WHG Bancshares Corporation *
       3(ii)       Amended Bylaws of WHG Bancshares Corporation
      10.1         Form of Amended and Restated Employment Agreement with Peggy J. Stewart ****
      10.2         Form of Amended and Restated Change in Control Agreements for three executive officers ****
      10.3         Amendment to the 1996 Stock Option Plan **
      10.4         Amendment to Management Stock Bonus Plan and Trust Agreement **
      10.5         Form of Directors Change In Control Severance Plan ***
      10.6         2001 Stock Option Plan *****

      (b)          None.

     ---------------------
     * Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.
     ** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.
     *** Incorporated by reference to the Form 10-KSB for the year ended September 30, 1999.
     **** Incorporated  by  reference  to the Form  10-KSB  for the  year  ended
          September 30, 2000.
     *****Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on December 18, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WHG Bancshares Corporation


Date:    May 15, 2001            By:  /s/Peggy J. Stewart
                                      ------------------------------------------
                                      Peggy J. Stewart
                                      President and Chief Executive Officer
                                      (duly authorized officer)


Date:    May 15, 2001            By:  /s/Robin L. Taylor
                                      ------------------------------------------
                                      Robin L. Taylor
                                      Controller (chief accounting officer)