Form 10QSB
period 2001-06-30
WHG BANCSHARES CORP
filed 2001-08-13
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                           Commission File No. 0-27606


                           WHG Bancshares Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


      Maryland                                                   52-1953867
      --------                                               ------------------
(State of incorporation                                      (I.R.S. employer
 or organization)                                            identification no.)


1505 York Road, Lutherville, Maryland                                   21093
--------------------------------------                                ----------
(Address of principal executive offices)                              (zip code)


                                 (410 583-8700
                                 -------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X                NO
                                -------                -------

   Number of shares of Common Stock outstanding as of August 1, 2001: 1,285,132

Transitional Small Business Disclosure Format (check one)

                            YES                       NO    X
                                -------                  -------

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                           Pages
                                                                           -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements............................................3

           Consolidated Statements of Financial Condition (unaudited)
            at June 30, 2001 and September 30, 2000............................3

           Consolidated Statements of Operations (unaudited)
            for the nine months and three month ended
             June 30, 2001 and 2000 ...........................................4

           Consolidated Statements of Comprehensive Income
            (unaudited) for the nine months and three month
             ended June 30, 2001 and 2000......................................5

           Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended June 30, 2001 and 2000.................6-7

           Notes to Consolidated Financial Statements (unaudited)...........8-10

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................11-14


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................15

      Item 2.  Changes in Securities..........................................15

      Item 3.  Defaults upon Senior Securities................................15

      Item 4.  Submission of Matters to a Vote of Security-Holders............15

      Item 5.  Other Information..............................................15

      Item 6.  Exhibits and Reports on Form 8-K...............................16

Signatures....................................................................17

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
           ----------------------------------------------------------

                                                               June 30,    September 30,
                                                               --------    -------------
                                                                 2001          2000
                                                                 ----          ----
     Assets
     ------
Cash                                                         $    717,760  $  1,720,707
Interest bearing deposits in other banks                          724,547       509,570
Federal funds sold                                              1,787,000     3,764,000
Investments available for sale                                 20,709,596    19,439,212
Other investments held to maturity                             14,850,000    15,650,000
Mortgage backed securities                                     14,797,522    16,451,148
Loans receivable - net                                        102,199,144    96,909,448
Accrued interest receivable - loans                               444,381       446,343
                            - investments                         558,711       773,864
                            - mortgage backed securities           79,534        88,548
Premises and equipment - net                                    1,407,063     1,253,765
Federal Home Loan Bank of Atlanta stock, at cost                1,450,000     1,450,000
Deferred income taxes                                             437,947       936,589
Prepaid and refundable income taxes                               111,407       107,471
Other assets                                                      780,560       415,037
                                                             ------------  ------------

Total assets                                                 $161,055,172  $159,915,702
                                                              ===========   ===========
     Liabilities and Stockholders' Equity
     ------------------------------------

     Liabilities
     -----------
 Deposits                                                    $125,735,716  $120,044,864
 Checks outstanding in excess of bank balances                    242,663        -
 Borrowings                                                    18,000,000    24,000,000
 Advance payments by borrowers for taxes
   and insurance                                                  286,518        70,711
 Income taxes payable                                              25,533        31,874
 Other liabilities                                                235,144       317,623
                                                              -----------   -----------
Total liabilities                                             144,525,574   144,465,072

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized
    1,620,062 shares; issued and outstanding
    1,285,132 shares at June 30, 2001 and
    1,285,609 shares at September 30, 2000                        128,513       128,561
   Additional paid-in capital                                   6,807,107     6,701,437
   Retained earnings (substantially restricted)                10,341,437    10,301,365
   Accumulated other comprehensive loss                          (298,053)   (1,134,125)
   Employee Stock Ownership Plan                                 (449,406)     (546,608)
                                                             ------------   -----------
Total stockholders' equity                                     16,529,598    15,450,630
                                                             ------------   -----------

Total liabilities and stockholders' equity                   $161,055,172  $159,915,702
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------


                                            For Nine Months Ended     For Three Months Ended
                                                  June 30,                   June 30,
                                            -----------------------   -----------------------
                                                2001        2000         2001         2000
                                                ----        ----         ----         ----
Interest and fees on loans                  $5,709,017   $5,372,763   $1,928,312   $1,838,970
Interest on mortgage backed securities         756,007      842,524      242,057      274,647
Interest and dividends on investment
 securities                                  1,923,156    1,922,096      636,686      643,249
Other interest income                          314,534      198,779       57,793       67,996
                                            ----------   ----------   ----------   ----------

Total interest income                        8,702,714    8,336,162    2,864,848    2,824,862

Interest on deposits                         4,902,360    4,270,290    1,631,710    1,432,483
Interest on short-term borrowings                4,037       37,731        4,037         --
Interest on long term borrowings               935,664      902,472      276,261      353,995
                                            ----------   ----------   ----------   ----------
Total interest expense                       5,842,061    5,210,493    1,912,008    1,786,478
                                            ----------   ----------   ----------   ----------

Net interest income                          2,860,653    3,125,669      952,840    1,038,384
Provision for loan losses                       30,000       90,000         --         30,000
                                            ----------   ----------   ----------   ----------
Net interest income after provision for
 loan losses                                 2,830,653    3,035,669      952,840    1,008,384

Non-Interest Income
-------------------
   Fees and charges on loans                    21,115       25,260       10,465        7,763
   Fees on transaction accounts                 40,217       39,258       13,501       13,359
   Gain on sale of investments                   1,059         --          1,059         --
   Other income                                 49,116       43,554       17,152       17,478
                                            ----------   ----------   ----------   ----------
Total non-interest income                      111,507      108,072       42,177       38,600

Non-Interest Expenses
---------------------
   Salaries and related expenses             1,458,827    1,286,395      493,494      436,446
   Occupancy                                   143,137      122,537       44,805       43,353
   SAIF deposit insurance premium               17,776       28,908        5,961        6,106
   Depreciation of equipment                    88,558       73,863       28,268       25,744
   Advertising                                  66,311       63,614       23,491       22,878
   Data processing costs                        86,029       83,235       29,767       28,767
   Professional services                       135,365      155,822       43,723       46,984
   Loss on sale of foreclosed real estate         --            786         --           --
   Loss on sale of repossessed assets            3,928         --          3,928         --
   Other expenses                              326,054      288,924      108,108       92,071
                                            ----------   ----------   ----------   ----------
Total non-interest expenses                  2,325,985    2,104,084      781,545      702,349
                                            ----------   ----------   ----------   ----------

Income before tax provision                    616,175    1,039,657      213,472      344,635

Provision for income taxes                     247,953      401,550       85,722      133,098
                                            ----------   ----------   ----------   ----------
Net income                                  $  368,222   $  638,107   $  127,750   $  211,537
                                            ==========   ==========   ==========   ==========
Basic earnings per share                    $      .31   $      .55   $      .11   $      .18
                                            ==========   ==========   ==========   ==========
Diluted earnings per share                  $      .30   $      .55   $      .10   $      .18
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------


                                                         For Nine Months Ended
                                                         ---------------------
                                                         June 30,     June 30,
                                                         --------     --------
                                                           2001         2000
                                                           ----         ----

Net income                                            $   368,222   $   638,107

Unrealized holding gains (losses), net of tax of
 $526,477 and ($190,479) for the nine month periods
 ended June 30, 2001 and 2000, respectively               836,705      (302,735)

Reclassification adjustment for gains included in
 net income, net of tax of $426 for the nine month
 period ended June 30, 2001                                  (633)        --
                                                      -----------    ----------

Comprehensive income                                  $ 1,204,294    $  335,372
                                                      ===========    ==========


                                                         For Three Months Ended
                                                         ----------------------
                                                         June 30,     June 30,
                                                         --------     --------
                                                           2001         2000
                                                           ----         ----

Net income                                            $   127,750    $  211,537

Unrealized holding losses net of tax of $56,035
 and $72,112 for the three month periods ended
 June 30, 2001 and 2000, respectively                     (89,101)     (114,609)

Reclassification adjustment for gains included
 in net income, net of tax of $426 for the three
 month period ended June 30, 2001                           (633)         --
                                                      -----------    -----------

Comprehensive income                                  $    38,016    $   96,928
                                                      ===========    ==========


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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                    For Nine Months Ended
                                                                    ---------------------
                                                                      June 30,   June 30,
                                                                      --------   --------
                                                                        2001       2000
                                                                        ----       ----
Operating Activities
--------------------
Net income                                                        $ 368,222      $ 638,107
Loss on disposal of equipment                                         1,001           --
Loss on sale of foreclosed real estate                                 --              786
Loss on sale of repossessed assets                                    3,928           --
Gain on sale of investments available for sale                       (1,059)          --
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
 -------------------------------------
    Net accretion/amortization of premiums and
     discounts on mortgage backed securities                          2,486          1,006
    Amortization of deferred loan fees                              (48,696)       (53,077)
    Loan fees deferred                                               71,704         34,629
    Decrease in discount on loans purchased                         (90,698)       (94,694)
    Amortization of discounts on investments available for sale        (136)          (137)
    Provision for loan losses                                        30,000         90,000
    Non-cash compensation under stock-based benefit plans           207,834        202,014
    Decrease in accrued interest receivable                         226,129         60,625
    Provision for depreciation                                      119,695        102,340
    Increase in deferred income tax                                 (27,409)          --
    Increase in prepaid income taxes                                 (3,936)       (52,743)
    Increase in other assets                                       (372,839)       (55,721)
    Increase in accrued interest payable                               (297)           (97)
    Decrease in income taxes payable                                 (6,341)        (5,707)
    Decrease in other liabilities                                   (82,479)       (63,901)
                                                                  ---------      ---------
         Net cash provided by operating activities                  397,109        803,430

 Cash Flows from Investment Activities
 -------------------------------------
    Proceeds from maturing interest bearing deposits                   --           95,000
    Proceeds from sales and maturities of investments
     available for sale                                              92,934           --
    Proceeds from maturing investments held to maturity             800,000           --
    Principal collected on mortgage backed securities - held
     to maturity                                                  1,651,139      1,081,213
    Proceeds from sale of foreclosed real estate                       --           12,317
    Proceeds from sale of repossessed assets                          3,388           --
    Net (increase) decrease in shorter term loans                  (110,498)        28,982
    Longer term loans originated or acquired                    (11,015,145)   (15,166,541)
    Principal collected on longer term loans                      5,873,637      9,214,773
    Investment in premises and equipment                           (273,994)      (350,572)
    Purchase of stock in Federal Home Loan Bank of Atlanta             --         (250,000)
                                                                -----------    -----------
         Net cash used by investment activities                  (2,978,539)    (5,334,828)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                     For Nine Months Ended
                                                                     ---------------------
                                                                      June 30,    June 30,
                                                                      --------    --------
                                                                        2001        2000
                                                                        ----        ----
Cash Flows from Financing Activities
------------------------------------
     Net increase (decrease) in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                             $ 5,718,084    $  (496,259)
     Net increase in certificates of deposit                            188,872      2,490,749
     Increase in checks outstanding in excess of bank balance           242,663        382,937
     Net decrease in borrowings                                      (6,000,000)          --
     Dividends on stock                                                (328,150)      (321,639)
     Stock repurchase                                                    (5,009)          --
                                                                    -----------    -----------
              Net cash (used by) provided by financing activities      (183,540)     2,055,788
                                                                    -----------    -----------

Decrease in cash and cash equivalents                                (2,764,970)    (2,475,610)
Cash and cash equivalents at beginning of period                      5,994,277      7,196,629
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 3,229,307    $ 4,721,019
                                                                    ===========    ===========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                           $   717,760    $   947,856
     Interest bearing deposits in other banks                           724,547      1,459,163
     Federal funds sold                                               1,787,000      2,314,000
                                                                    -----------    -----------

Cash and cash equivalents reflected on the
 Statement of Cash Flows                                            $ 3,229,307    $ 4,721,019
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the year for:

         Interest                                                   $ 5,918,301    $ 5,240,759
                                                                    ===========    ===========

         Taxes                                                      $   313,000    $   480,000
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------


              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2001 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.


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

Note 3 - Investment Available for Sale
         -----------------------------

              The amortized cost and fair values of investments available for sale at are as follows:

                                          Gross         Gross
                         Amortized      Unrealized    Unrealized      Fair
                            Cost           Gains        Losses       Value
                        -----------   ------------   -----------  -----------
June 30, 2001
-------------
Equity investments      $   452,448   $      --     $    82,148   $   370,300
Federal Home Loan
 Bank Bonds              17,493,572          --         336,391    17,157,181
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,164          --          67,049     3,182,115
                        -----------   -----------   -----------   -----------
                        $21,195,184   $      --     $   485,588   $20,709,596
                        ===========   ===========   ===========   ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 3 - Investment Available for Sale - Continued
         -----------------------------
                                          Gross         Gross
                         Amortized      Unrealized    Unrealized      Fair
                            Cost           Gains        Losses       Value
                        -----------   ------------   -----------  -----------

September 30, 2000
------------------
Equity investments      $   544,324   $      --     $   190,690   $   353,634
Federal Home Loan
 Bank Bonds              17,493,485          --       1,400,174    16,093,311
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,114          --         256,847     2,992,267
                        -----------   -----------   -----------   -----------
                        $21,286,923   $      --     $ 1,847,711   $19,439,212
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

                              Nine Months Ended           Nine Months Ended
                              -----------------           -----------------
                                June 30, 2001               June 30, 2000
                                -------------               -------------
                               Basic      Diluted         Basic      Diluted
                               -----      -------         -----      -------

Net income                  $  368,222   $  368,222   $  638,107   $  638,107

Weighted average shares
 outstanding                 1,199,730    1,199,730    1,168,186    1,168,186

Diluted securities:
   MSBP shares                    --          2,900         --           --
   Options                        --         17,454         --           --
                            ----------   ----------   ----------   ----------
Adjusted weighted average
   shares                    1,199,730    1,220,084    1,168,186    1,168,186

Per share amount            $     0.31    $    0.30    $    0.55    $    0.55

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 4 - Earnings Per Share - Continued
         ------------------


                               Three Months Ended        Three Months Ended
                                 June 30, 2001              June 30, 2000
                            -----------------------   -----------------------
                               Basic       Diluted        Basic     Diluted
                               -----       -------        -----     -------

Net income                  $  127,750   $  127,750   $  211,537   $  211,537

Weighted average shares
 Outstanding                 1,204,047    1,204,047    1,174,634    1,174,634

Diluted securities:
   MSBP shares                    --          5,356         --           --
   Options                        --         30,746         --           --
                             ----------   ----------   ----------   ---------

Adjusted weighted average
   shares                    1,204,047    1,240,149    1,174,634    1,174,634

Per share amount             $    0.11    $    0.10    $    0.18    $    0.18

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

Overview

         Since we conduct no significant business other than owning all of the common stock of Heritage Savings Bank, F.S.B. ("Heritage Savings"), references in this discussion to "we," "us," and "our," refer collectively to WHG Bancshares Corporation and Heritage Savings.

         For the nine months ended June 30, 2001, net earnings decreased $270,000 to $368,000 or $.30 per diluted share, from $638,000, or $.55 per diluted share, for the comparative fiscal 2000 period. For the three months ended June 30, 2001, net earnings decreased $84,000 to $128,000, or $.10 diluted earnings per share, from $212,000, or $.18 diluted earnings per share, for the comparative 2000 period. The decline in net income for the nine and three months ended June 30, 2001 as compared to the same 2000 periods was primarily due to net interest income. For the nine and three months ended June 30, 2001, net interest income compression continued due to the reduction during the current period of short term interest rates by the Federal Reserve and the continued effect of higher interest rates paid on certificates of deposits originated during the 2000 periods. Additionally, our balance sheet structure includes a high percentage of short term interest-earning assets. Accordingly, the continued decline in short term interest rates have resulted in lower yields earned in 2001 on interest earning assets.

Financial Condition

         Our total consolidated assets at June 30, 2001 increased $1,139,000 to $161,055,000 from $159,916,000 at September 30, 2000. Our total consolidated liabilities at June 30, 2001 increased $61,000 to $144,526,000 from $144,465,000 at September 30, 2000. At June 30, 2001, in order to repay $6.0 million of our long-term debt and fund loan originations of $5,290,000, we used approximately $5,691,000 of our new deposits, liquidated $1,977,000 of our federal funds sold investments, used $1,653,000 from principal collected on mortgage backed securities repayments and used $1,003,000 in cash.

         At June 30, 2001, our net worth increased by $1,079,000 to $16,530,000 from $15,451,000 at September 30, 2000. The increase primarily reflects the $836,000 decrease in accumulated other comprehensive loss and the reduction of stock-based benefit plan obligations. The decrease in accumulated other comprehensive loss resulted from the fluctuation in market value of our investment in available-for-sale securities. Because of interest rate volatility, accumulated other comprehensive gain and stockholders' equity could materially fluctuate for each interim period and year-end period.

Results of Operations

Net Interest Income

         Net interest income for the nine and three month periods ended June 30, 2001 was $2,861,000 and $953,000, compared to $3,126,000 and $1,038,000, respectively, for the same periods in 2000. The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, for the nine and three month periods ended June 30, 2001 were both 2.00%, compared to 2.40% and 2.34%, respectively, for the same periods in 2000. See "Overview".

Interest Income

         Total interest income for the nine and three month periods ended June 30, 2001 was $8,703,000 and $2,865,000, compared to $8,336,000 and $2,825,000, respectively, for the same periods in fiscal 2000. Total average interest rate yields for the nine months and three month periods ended June 30, 2001 were 7.33% and 7.30%, respectively, compared to 7.34% and 7.37%, respectively, for the same periods in fiscal 2000. The increase in total interest income was primarily related to the increase in the total average balance of loans receivable, offset, slightly, by a decline in the total average balance of mortgage backed securities. In addition, higher average balances of interest bearing deposits in other banks and federal funds sold investments contributed to the increase in total interest income for the nine month period ended June 30, 2001.

         Interest and fees on loans increased $336,000 and $89,000 for the current nine months and three month periods to $5,709,000 and $1,928,000, respectively. Such increases for the current year periods were due to average net loan originations of approximately $4.5 million for each respective period. For the current nine and three month periods, the average interest rate yield was 7.73% and 7.68%, respectively, compared to 7.63% and 7.66%, respectively, for the same periods in 2000.


         Interest income on mortgage backed securities decreased $87,000 and $33,000 for the current nine month and three month periods to $756,000 and $242,000, respectively. The decrease was the result of $1,733,000 and $1,964,000 decreases in the average balance of mortgage backed securities for the respective nine and three month periods.

         Other interest income increased $116,000 for the current nine month period to $315,000, as the result of a $2,787,000 increase in the average balance of interest bearing deposits in other banks and federal funds sold investments. Other interest income decreased $10,000 to $58,000 for the current three month period, predominantly because of lower yields earned on invested balances. The average interest rate yield was 5.61% compared to 6.64% for the same quarter in fiscal 2000.

Interest Expense

         Total interest expense for the nine and three month periods ended June 30, 2001 was $5,842,000 and $1,912,000, compared to $5,210,000 and $1,786,000, respectively, for the same periods in fiscal 2000. The increase in interest expense for the current respective periods were primarily related to increases in the average cost of funds for certificates of deposits, supplemented by increases in the average balances of certificates of deposit. Average costs of funds for total interest bearing liabilities for the current nine month and three month periods were 5.33% and 5.30%, respectively, compared to 4.94% and 5.04% for each of the same periods in 2000.

         Interest expense on certificates of deposit for the nine and three month periods ended June 30, 2001 increased $548,000 and $150,000, respectively, as compared to the fiscal 2000 respective periods. The average rates paid on certificates of deposit for the current nine and three month periods rose 48 and 46 basis points, respectively to 5.96% and 5.99%, respectively. The increase in average cost of funds for certificates of deposit was the result of older lower-yielding deposits renewing at higher rates and the successful targeted advertising campaign for new certificates of deposit accounts with 18 and 25 month terms. As a result of the certificate of deposit promotion that ended in December, 2000, the average balances of certificates of deposits for the current nine and three month periods increased $4,834,000 and $3,064,000, respectively.

         Total interest expense on borrowings for the nine and three month periods ended June 30, 2001, decreased $1,000 and $74,000, respectively, as compared to the fiscal 2000 respective periods. The decrease for the nine months and three months ended June 30, 2001 was the result of a $1,693,000 and $5,964,000 decrease in the total average borrowings from the comparable fiscal 2000 periods. The balance-related expense decrease was offset by an increase in the borrowing rates. The rates paid on borrowings for the current nine and three month periods each rose 44 and 30 basis points to 5.92% and 6.14%, respectively.

Provision for Loan Losses

         The provision for loan losses for the nine month period ended June 30, 2001 was $30,000 compared to $90,000 for the same period in fiscal 2000. For the three month ended June 30, 2001, we had no provision for loan losses as compared to a $30,000 provision for the same period in fiscal 2000. For the nine months ended June 30, 2001, net charge-offs were $13,000 as compared to $73,000 for the same 2000 period. We incurred no material charge offs for the three month ended June 30, 2001 and 2000. The provision for loan losses reflects management's judgment of the current period cost associated with credit risk inherent in our loan portfolio, specifically, the provision for loan losses represent the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb losses inherent in our loan portfolio.

Non-Interest Expense

         Total non-interest expense for the nine and three month periods ended June 30, 2001 was $2,326,000 and $782,000 compared to $2,104,000 and $702,000, respectively, for the same periods in fiscal 2000. For the current nine and three month periods, salaries and related expenses increased $173,000 and
$57,000, respectively, as the result of an additional lending officer and accounting personnel during the second quarter of fiscal 2001, annual staff merit increases and increased stock-based compensation following the appreciation of WHG Bancshares stock. Occupancy expense increased $21,000 during the current nine month period reflecting the lease commencement in January, 2000 of the relocated Ellicott City branch and non-recurring branch maintenance expenses during the second quarter of fiscal 2001. During the current nine month period depreciation of equipment rose $15,000 as a result of purchased equipment for the relocated Ellicott City branch. Other expenses increased $37,000 and $16,000, respectively, for the current nine and three month periods, due to increased stationary, printing and postage expense for customer privacy disclosure incurred during the current quarter, increased ATM expenses, a $7,000 robbery loss in June, 2001 at one of the branch offices and increased corporate insurance expenses. Offsetting total non-interest expense for the nine month period ended June 30, 2001, was a $20,000 decrease in professional fees and an $11,000 decrease in FDIC deposit insurance premium. Included in professional services for the nine month period in fiscal 2000 were costs incurred for business development planning. Effective January 31, 2000, FDIC assessments were lowered for SAIF insured institutions.

Provision for Income Taxes

         The provision for income taxes for the nine months and three month periods ended June 30, 2001 was $248,000 and $86,000, compared to $402,000 and $133,000, respectively, for the same periods in fiscal 2000. The decreases for the current period were the result of decreases in net income.

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

Item 6.            Exhibits and Reports on Form 8-K

       3(i)        Articles of Incorporation of WHG Bancshares Corporation *
       3(ii)       Amended Bylaws of WHG Bancshares Corporation ******
      10.1         Form of Amended and Restated Employment Agreement with
                   Peggy J. Stewart ****
      10.2         Form of Amended and Restated Change in Control Agreements for
                   three executive officers ****
      10.3         Amendment to the 1996 Stock Option Plan **
      10.4         Amendment to Management Stock Bonus Plan and Trust
                   Agreement **
      10.5         Form of Directors Change In Control Severance Plan ***
      10.6         2001 Stock Option Plan *****

      (b)          None.
      ---------------------
      * Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487)declared effective by the SEC on
               February 7, 1996.
      ** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.
      *** Incorporated by reference to the Form 10-KSB for the year ended September 30, 1999.
      **** Incorporated by reference to the Form 10-KSB for the year ended September 30, 2000.
      ***** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on December 18, 2000.
      ******  Incorporated by reference to the March 31, 2001 Form 10-QSB.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WHG Bancshares Corporation


Date:  August 13, 2001          By: /s/ Peggy J. Stewart
                                   ---------------------------------------------
                                   Peggy J. Stewart
                                   President and Chief Executive Officer
                                   (duly authorized officer)


Date:  August 13, 2001          By: /s/ Robin L. Taylor
                                   ---------------------------------------------
                                   Robin L. Taylor
                                   Controller (chief accounting officer)