Form 10KSB
period 2001-09-30
WHG BANCSHARES CORP
filed 2001-12-21
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2001, OR

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to             .
                                        -----------     -----------

Commission File No. 0-27606

                           WHG Bancshares Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Maryland                                              52-1953867
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1505 York Road, Lutherville, Maryland                               21093
-------------------------------------                             ---------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                (410) 583-8700
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
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:   $11,734,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 1, 2001, was $11.4 million.

         As of December 1, 2001, there were issued and outstanding 1,285,050 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---

                    DOCUMENTS INCORPORATED BY REFERENCE. NONE

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

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts by type of loan and in percent of the respective portfolios at the dates indicated:

                                                      At September 30,
                                              ----------------------------------
                                                      2001             2000
                                              ----------------  ----------------
                                                   $        %       $        %
                                              --------   -----  --------  ------
                                                    (Dollars in thousands)
Mortgage loans:
Residential mortgage loans:
  One-to four family ........................   72,731    62.9    72,225   71.9
  Multi-family...............................    6,157     5.3     3,832    3.8
Commercial...................................   16,398    14.2     9,916    9.9
Construction.................................    8,446     7.3     6,592    6.5
                                              --------   -----   -------  -----
       Total mortgage loans..................  103,732    89.7    92,565   92.1
                                                         -----            -----
Consumer and other loans:
  Consumer...................................    6,185     5.3     5,961    5.9
  Land/lot...................................      670      .6       210     .2
  Commercial lines of credit.................    4,993     4.3     1,597    1.6
  Commercial loans secured by lease
      receivables............................       49      .1       171     .2
                                              --------   -----   -------  -----
       Total consumer and other loans........   11,897    10.3     7,939    7.9
                                              --------   -----   -------  -----
             Total loans.....................  115,629   100.0%  100,504  100.0%
                                                         =====            =====
Less:
  Undisbursed portion of loans in process....   (3,933)           (2,125)
  Deferred loan origination fees.............     (537)             (473)
  Allowance for loan losses..................     (408)             (395)
  Unamortized discount.......................     (476)             (601)
  Other......................................        -                (1)
                                              --------          --------
Total loans, net............................. $110,275          $ 96,909
                                              ========          ========

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Registrant's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $10.3 million for the year ended September 30, 2001. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                          Due after
                                             Due within  1 through   Due after
                                               1 year     5 years     5 years       Total
                                               ------     -------     -------       -----
                                                                (In thousands)
One-to-four family residential and
    multi-family...........................   $   93     $ 3,580      $75,215     $ 78,888
Commercial real estate loans and land/lot..      206       5,890       10,972       17,068
Construction...............................    8,116          --          330        8,446
Consumer...................................      655       1,089        4,441        6,185
Commercial lines of credit.................      530       4,463           --        4,993
Commercial loans secured by lease
  finance receivables......................       20          29           --           49
                                              ------     -------      -------     --------
                                              $9,620     $15,051      $90,958     $115,629
                                              ======     =======      =======     ========

         The following table sets forth the dollar amount of all loans at September 30, 2001 due after September 30, 2002, which have fixed interest rates and floating or adjustable interest rates.

                                                                      Floating or
                                                    Fixed Rates     Adjustable Rates     Total
                                                    -----------     ----------------     -----
                                                                    (In thousands)
One-to-four family residential and
    multi-family .................................     $60,396            $18,399      $ 78,795
Commercial real estate loans and land/lot.........      15,124              1,738        16,862
Construction......................................         330                 --           330
Consumer..........................................       1,880              3,650         5,530
Commercial lines of credit and commercial loans
    secured by lease finance receivables..........         134              4,358         4,492
                                                       -------            -------      --------
    Total.........................................     $77,864            $28,145      $106,009
                                                       =======            =======      ========

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

         The Registrant offers adjustable-rate mortgage loans using the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Registrant's cost of funds. Generally, the Company's standard underwriting guidelines for mortgage loans conform to FHLMC guidelines. It is the current policy of the Registrant to remain a portfolio lender. The Registrant typically charges a 0% to 1% origination or commitment fee.

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

         Consumer Loans. Consumer loans includes home equity lines of credit. Home equity lines of credit loans are primarily secured by one-to four family residential mortgage loans. The loans generally have terms of 15 to 30 years, some of which are at fixed rates and some of which have rates that adjust periodically. Home equity lines of credit are subject to a 80% combined loan-to-value limitation, including any outstanding mortgages or liens. At September 30, 2001, home equity lines of credit totaled $3.7 million of the consumer loan portfolio.

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

         Loan Approval Authority and Underwriting. All loans must be approved by the Registrant's loan committee and all loans over $500,000 must be approved by the Registrant's Board of Directors or the Executive Committee. Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from an independent fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. The Registrant makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, the Registrant requires title insurance. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 15 days of the date of issuance. At September 30, 2001, the Registrant had $15.2 million of commitments to cover originations and $3.9 million in undisbursed funds for loans in process. Management believes that virtually all of the Registrant's commitments will be funded.

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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $19,000 for the year ended September 30, 2001. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring or impaired loans.

                                                                At September 30
                                                                ---------------
                                                                   2001    2000
                                                                   ----    ----
                                                          (Dollars in thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family real estate ............................... $  250  $  187
  Home equity lines of credit ..................................     --      15
  Commercial ...................................................     --      --
Non-mortgage loans:
  Consumer .....................................................     50      42
  Commercial loan secured by lease financed receivables ........     --      --
                                                                 ------  ------
Total non-accrual loans ........................................    300     244
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by one-to-four family real estate ....     --      --
  Commercial ...................................................      2      14
Non-mortgage loans:
  Consumer .....................................................     --      --
                                                                 ------  ------
Total accruing loans greater than 90 days past due .............      2      14
                                                                 ------  ------
Total non-performing loans ..................................... $  302  $  258
                                                                 ======  ======
Foreclosed real estate .........................................     --      --
                                                                 ======  ======
Total non-performing assets .................................... $  302  $  258
                                                                 ======  ======
Total non-accrual and accrual loans to net loans ...............    .27%    .27%
                                                                 ======  ======
Allowance for loan losses to total non-performing loans,
  including loans contractually past due 90 days or more ....... 135.10% 153.10%
                                                                 ======  ======
Total non-accrual and accruing loans greater than
  90 days past due to total assets .............................    .18%    .16%
                                                                 ======  ======
Total non-performing assets to total assets ....................    .18%    .16%
                                                                 ======  ======

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


                                   At September 30, 2001
                                   ---------------------
                                      (In Thousands)

Special Mention                            $2,194
Substandard                                   252
Doubtful                                       --
Loss                                           --
                                           ------
                                           $2,446
                                           ======

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                         At September 30,
                                                     -------------------------
                                                        2001            2000
                                                     ---------       ---------
                                                        (Dollars in Thousands)

Total loans outstanding ........................     $ 110,275       $  96,909
                                                     =========       =========
Average loans outstanding ......................     $ 110,815       $  94,549
                                                     =========       =========

Allowance balances (at beginning of period) ....     $     395       $     345
Provision ......................................            30             120
Net (charge-offs) recoveries:
  Residential ..................................            --             (68)
  Commercial real estate .......................            --              --
  Consumer .....................................           (17)             (2)
                                                     ---------       ---------
Allowance balance (at end of period) ...........     $     408       $     395
                                                     =========       =========
Allowance for loan losses as a percent
  of total loans outstanding ...................           .37%            .41%
                                                     =========       =========
Net loans charged off as a percent of
  average loans outstanding ....................           .02%            .07%
                                                     =========       =========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                     -------------------------------------------------
                                                     At September 30,
                                            2001                     2000
                                     -------------------------  ----------------------
                                                % of Loans in            % of Loans in
                                                Each Category            Each Category
                                     Amount     To Total Loans  Amount   To Total Loans
                                     ------     --------------  ------   --------------
                                                  (Dollars in thousands)
Real estate:
  Residential mortgage...............$ 182           68.2%      $ 187        75.7%
  Commercial real estate.............   91           14.2          99         9.9
  Construction ......................   55            7.3          65         6.5
  Commercial lines of credit.........   25            4.3          16         1.6
  Land/lot...........................    2             .6           2          .2
Consumer.............................   52            5.3          23         5.9
Commercial loans secured by lease
  finance receivables................    1             .1           3          .2
                                     -----         ------       -----       ------
                                     $ 408         100.00%      $ 395       100.00%
                                     =====         ======       =====       ======

Return On Equity And Assets Ratios

                                                        At Or For The Years
                                                        Ended September 30,
                                                      ------------------------
                                                        2001            2000
                                                        ----            ----

Average equity to average asset................        10.02%           9.61%

Return on average equity.......................         2.48            5.30

Return on average assets.......................          .25             .51

Dividend payout ratio..........................       105.88           52.94

Investment Activities

         The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. However, the OTS does not prescribe to a minimum amount or a percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2001, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $12.0 million and $18.6 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2001, the Registrant's available for sale securities had an amortized cost of $18.6 million and market value of $18.6 million. Changes in the market value of securities available for sale do not affect Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement its lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like the Registrant. The quasi-governmental agencies, which include Ginnie Mae, Freddie Mac and Fannie Mae, guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae make up a majority of the pass-through certificates market.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short term investments, FHLB stock and mortgage-backed securities at the dates indicated.

                                                      At September 30,
                                                     -----------------
                                                       2001      2000
                                                     -------   -------
                                                      (In thousands)

Investment Securities Available For Sale:
Equity investments ...............................   $   309   $   354
FHLB bonds .......................................    15,086    16,093
Freddie Mac bonds ................................     3,250     2,992
                                                     -------   -------
   Total Investment Securities Available For Sale     18,645    19,439
                                                     -------   -------

Investment Securities Held to Maturity:
Fannie Mae bonds .................................   $ 2,750   $ 2,750
FHLB bonds .......................................     7,750    11,300
Freddie Mac bonds ................................     1,500     1,600
                                                     -------   -------
   Total Investment Securities Held To Maturity ..    12,000    15,650
                                                     -------   -------

Interest-bearing deposits in other banks .........   $ 2,169   $   510
Federal funds sold ...............................     1,183     3,764
Mortgage-backed securities held to maturity ......    13,998    16,451
FHLB stock .......................................     1,450     1,450
                                                     -------   -------
                                                      18,800    22,175
                                                     -------   -------
                                                     $49,445   $57,264
                                                     =======   =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant's investment securities portfolio at September 30, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                  More than One to  More than Five to     More than             Total
                               One Year or Less       Five Years        Ten Years         Ten Years      Investment Securities
                              ------------------  ----------------- ----------------- ----------------  ------------------------
                              Carrying   Average  Carrying  Average Carrying  Average Carrying Average  Carrying Average  Market
                               Value      Yield     Value    Yield   Value     Yield   Value    Yield    Value    Yield   Value
                               -----      -----     -----    -----   -----     -----   -----    -----    -----    -----   -----
                                                (Dollars in thousands)

Investment Securities
Available For Sale:
  Equity investments........  $   --        --%   $   --      --%   $   --      --%   $   309   3.31%   $   309   3.31%  $   309
  FHLB bonds................      --        --        --      --        --      --     15,086   6.75     15,086   6.75    15,086
  Freddie Mac bonds.........      --        --        --      --        --      --      3,250   6.62      3,250   6.62     3,250

Investment Securities
 Held to Maturity:
  Fannie Mae bonds..........      --        --        --      --        --      --      2,750   6.78      2,750   6.78     2,763
  FHLB bonds................      --        --        --      --       250    7.25      7,500   6.72      7,750   6.74     7,795
  Freddie Mac bonds.........      --        --        --      --        --      --      1,500   6.59      1,500   6.59     1,500

Interest-bearing
  deposits in other banks...   2,169      3.28        --      --        --      --         --     --      2,169   3.28     2,169
Federal funds sold..........   1,183      2.87        --      --        --      --         --     --      1,183   2.87     1,183
Mortgage-backed
  securities held
  to maturity...............      --        --        17    7.46       113    7.64     13,868   6.44     13,998   6.45    14,279
FHLB stock..................      --        --        --      --        --      --      1,450   6.81      1,450   6.81     1,450
                              ------              ------            ------            -------           -------          -------
  Total.....................  $3,352      3.13%   $   17     .46%   $  363    7.37%   $45,713   6.62%   $49,445   6.38%  $49,784
                              ======      ====    ======    ====    ======    ====    =======   ====    =======   ====   =======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Registrant also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2001, the Registrant had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.


                                                        Certificates
                                                         of Deposits
                                                         -----------
Maturity Period                                        (In thousands)
Within three months.............................            $   418
Three through six months........................              2,136
Six through twelve months.......................              1,323
Over twelve months..............................              6,869
                                                            -------
                                                            $10,746
                                                            =======

Borrowings

         The Registrant may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Registrant's stock in the FHLB of Atlanta and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated.

                                                        During the Year Ended
                                                             September 30,
                                                        -----------------------
                                                         2001            2000
                                                         ----            ----
                                                           (In thousands)
Maximum amount of short-term borrowings
outstanding at any month end:
  Advances from Federal Home Loan Bank................ $4,750          $2,500
Approximate average short-term borrowings
  outstanding with respect to:
  Advances from Federal Home Loan Bank................ $  875         $   542
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank................   3.98%           7.02%


Employees

         At September 30, 2001, the Registrant had 29 full-time and 7 part-time employees. None of the Registrant 's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 2001, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys -grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2001, the Registrant's lending limit for loans to one borrower was approximately $2,362,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2001, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At September 30, 2001, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for
expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At September 30, 2001, the Bank was in compliance with its QTL requirement, with 76.7% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At September 30, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

         (a) Properties.

         The Registrant operates from its main office and four branch offices.


Location                                                 Leased or Owned
--------                                                 ---------------

MAIN OFFICE:
  1505 York Road
  Lutherville, Maryland   21093                               Owned

HAMILTON OFFICE:
  4228 Harford Road
  Baltimore, Maryland  21214                                  Owned

WOODLAWN OFFICE:
  Gwynn Oak Avenue and
  Windsor Mill Road                                       Leased until
  Baltimore, Maryland  21207                              January 2002

ELLICOTT CITY OFFICE:
  9416 Baltimore National Pike                            Leased until
  Ellicott City, Maryland  21042                           August 2020

GOLDEN RING OFFICE:
  8767 K Philadelphia Road                                Leased until
  Baltimore, Maryland  21237                                May 2006


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
------------------------------------------------------------------

         The Registrant common stock is traded on the Nasdaq SmallCap Market under the trading symbol of "WHGB", and began trading in April 1996, upon completion of the conversion of Heritage Savings. The following table reflects high and low bid quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                                    Dividends
              Date                           High ($)    Low ($)    Declared ($)
              ----                           --------    -------    ------------
October 1, 1999 to December 31, 1999           9.03        7.13        .09
January 1, 2000 to March 31, 2000              7.87        6.37        .09
April 1, 2000 to June 30, 2000                 8.37        6.75        .09
July 1, 2000 to September 30, 2000             8.62        7.75        .09
October 1, 2000 to December 31, 2000           9.00        7.81        .09
January 1, 2001 to March 31, 2001             11.00        8.00        .09
April 1, 2001 to June 30, 2001                11.62       10.25        .09
July 1, 2001 to September 30, 2001            13.83       11.00        .09

The number of shareholders of record of common stock as of November 30, 2001, was approximately 215. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At November 30, 2001, there were 1,285,050 shares outstanding. The Registrant's ability to pay dividends to stockholders is dependent upon the dividends it receives from Heritage Savings. Heritage Savings may not declare or pay a cash dividend on any of its stock if the effect of the declaration or payment of dividends would cause their regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the conversion, or (2) the regulatory capital requirements imposed by the Office of Thrift Supervision.

Item 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

Overview

         We are a unitary savings and loan holding company and own all of the stock of Heritage Savings Bank, F.S.B. ("Heritage Savings"). We principally operate through five branch offices located throughout Baltimore County, Baltimore City and Howard County, Maryland.

         For the fiscal year ended September 30, 2001, we earned $406,000 or $.33 per diluted share as compared to $800,000, or $.68 per diluted share for the fiscal year ended September 30, 2000. The decline in net income for fiscal 2001 as compared to fiscal 2000 was primarily due to a $189,000 non-recurring expense from the termination of our pension plan during the fourth quarter 2001 as well as the continued decline in net interest income. For the year ended September 30, 2001, net interest income compression continued during fiscal 2001 as a result of the continued reduction by the Federal Reserve of short term interest rates and the effect of higher interest rates paid on certificates of deposit originated during fiscal 2000. Our balance sheet structure includes a high percentage of short term interest-earning assets. Accordingly, the continued decline in short term interest rates has resulted in lower yields earned in 2001 on interest earnings assets. Additionally, assets increased $4.3 million over last year to $164.2 million. Our net loans outstanding grew by 13.8% reflecting strong performance by our loan production staff. Asset quality continues to remain excellent. See "Financial Condition" and "Results of Operations".

Management of Interest Rate Risk and Market Risk

          Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk, or changes in interest rates. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more rapidly than our interest-earning assets. Our lending activities have historically emphasized the origination of long-term, adjustable rate and fixed rate loans secured by single-family residences. The primary source of funds has been deposits with substantially shorter maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of an asset/liability mismatch is generally detrimental during periods of rising interest rates.

         We have established an asset/liability committee which consists of our department supervisors, our President and the Chairman of our Board of Directors and one outside Director. The committee meets on a monthly basis to review loan and deposit pricing and production volumes, interest rate risk analysis, liquidity and borrowing needs, and a variety of other assets and liability management topics. On behalf of the committee, the Chairman reports to our Board of Directors.

         To reduce the effect of interest rate changes on net interest income, we have adopted various strategies to enable us to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include seeking to:

o originate one-to four residential mortgage loans with adjustable rate features or fixed rate loans with short maturities;

o lengthen the maturities of our liabilities when it would be cost effective through the pricing and promotion of longer term certificates of deposit and utilization of FHLB advances;

o attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise;

o maintain interest- bearing deposits, federal funds and U.S. government securities with short to intermediate terms to maturities; and

o maintain an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

         We have made a significant effort to maintain our level of lower cost deposits as a method of enhancing profitability. In the past year, our level of demand deposits has increased significantly. At September 30, 2001, we had approximately $31.3 million, or 25.1%, of our deposits in low-cost savings, checking and money market accounts. These deposits have traditionally remained relatively stable and are expected to be only moderately affected in a period of rising interest rates. This stability has enabled us to offset the impact of rising rates in other deposit accounts.

Net Portfolio Value

          Exposure to interest rate risk is actively monitored by our management. Our objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. We use the OTS Net Portfolio Value ("NPV") Model to monitor our exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors monthly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

         The following table represents our NPV at September 30, 2001. The NPV was calculated by the OTS, based upon information we provided to the OTS.


        Changes                  NPV
        in Rate                  Ratio(1)                Change(2)
        -------                  --------                ---------

        +300 bp                   .96%                     -858

        +200 bp                  3.97%                     -557

        +100 bp                  6.87%                     -267

           0 bp                  9.54%                        0 bp

        -100 bp                 10.66%                      112

        -200 bp                 11.02%                      148

        -300 bp                   N/A (3)                   N/A (3)

(1)  Calculated as the estimated NPV divided by present value of assets.
(2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
(3) No calculation was available from the OTS for the -300 bp scenario because of the abnormally low prevailing interest rate environment.

         These calculations indicate that our NPV could be adversely affected by increases in interest rates but could be favorably affected by decreases in interest rates. In addition, we may be deemed to have more than a normal level of interest rate risk under applicable regulatory capital requirements.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

 Financial Condition

         At September 30, 2001, our assets increased $4.3 million, or 2.7%, to $164.2 million from $159.9 million at September 30, 2000. This increase in fiscal 2001 was primarily due to an increase in loans receivable of $13.4 million, that was off-set by decreases in federal funds sold of $2.6 million, other investments held to maturity of $3.7 million and mortgage backed securities of $2.5 million.

         New loan originations outpaced loan repayments by $13.4 million due to successful marketing efforts in the commercial lending area. Due to declining interest rates for fiscal 2001, $3.7 million of other investments held to maturity were called and were not replaced. The $2.5 million decline in the mortgage backed securities portfolio was also attributed to lower interest rates that accelerated principal repayments. Federal funds were used in part to fund the increase in loan originations.

         At September 30, 2001, our deposits increased by $4.9 million, or 4.1% to $124.9 million from $120.0 million at September 30, 2000. Our $4.6 million increase in demand deposits was driven by market and interest rate volatility, which in turn increased customer demand for insured liquid investments.

         Our net worth increased by $1.4 million, or 9.0%, to $16.9 million at September 30, 2001 from $15.5 million at September 30, 2000. The increase reflects a $1.1 million market value recovery in accumulated other comprehensive income, fiscal 2001's net income of $.4 million and non-cash compensation from stock-based bonus and benefit plans of $.3 million, partially offset by common stock dividends of $.4 million. As market interest rates fell, the market values of our investments available for sale portfolio, principally debt instruments, rose. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period.

Results of Operations

Net Income

         For September 30, 2001, net income decreased $394,000, to $406,000 from $800,000 for the 2000 fiscal year. See "Overview".

Net Interest Income

         Net interest income decreased by approximately $283,000 to $3.8 million for fiscal 2001 from $4.1 for fiscal 2000. The interest rate spread, which is the difference between the yield on average interest-earning assets and the percentage cost of average interest-bearing liabilities, declined in fiscal 2001 to 2.01% from 2.27% for fiscal 2000. The decrease in interest rate spread is primarily the result of increases in the average cost of funds paid on certificates of deposit that renewed or opened in calendar 2000 a period of rising interest rates. In addition, fiscal 2001's borrowings interest expense reflects a full year's impact of longer term FHLB advances drawn in mid-fiscal 2000 and the recall of lower costing FHLB advances in fiscal 2001.

Interest Income

         Total interest income increased $397,000, or 3.5%, to $11.6 million in fiscal 2001 from $11.2 million in fiscal 2000. Interest income on loans increased by approximately $487,000 to $7.7 million for fiscal 2001 from $7.2 million for fiscal 2000. The increase was due to an increase in the average dollar amount of loans outstanding in fiscal 2001 over fiscal 2000 of approximately $6.3 million. The average yield on loans remained relatively unchanged at 7.67% for fiscal 2001 compared to 7.66% for fiscal 2000. Although fiscal 2001 was a period of falling interest rates, we were able to maintain our average yield on loans because of our continued efforts to attract higher yielding multi-family and commercial real estate loans. At September 30, 2001, multi-family residential loans and commercial real estate loans comprised 20.5% of the net loan balance as compared to 14.2% at September 30, 2000.

         Interest and dividend income on investment securities decreased by $32,000 to $2,536,000 in fiscal 2001 from $2,568,000 in fiscal 2000. The decrease was the result of a decrease in the average dollar amount of investment securities at amortized cost of $610,000.

         Interest income on mortgage backed securities decreased by approximately $125,000 to $985,000 for fiscal 2001 from $1,110,000 for fiscal 2000. The decrease resulted from a decrease of $1.9 million in the average dollar amount invested.

         Other interest income increased by $67,000 to $337,000 for fiscal 2001 from $270,000 for fiscal 2000. The increase was due to an increase in the average dollar amount of other interest- earning assets, predominantly interest-bearing deposits in other banks and federal funds sold, of $1.7 million. Proceeds from the investment calls were deposited in other banks until such time they can be reinvested in loan originations or other higher yielding investments. As the result of short-term market rate decreases, the yield on our other interest-earning assets decreased 82 basis points to 5.89% in fiscal 2001 from 6.71% in fiscal 2000, which partially offset the volume-related increase.

Interest Expense

         Total interest expense increased approximately $680,000 or 9.6% to $7.7 million in fiscal 2001 from $7.1 million in fiscal 2000. Interest on deposits increased by $730,000 to $6,504,000 in fiscal 2001 from $5,774,000 in fiscal 2000. The increase was the result of an increase in the average cost of time deposits combined with an increase of $6.9 million in the average dollar amount outstanding of deposits. The rate paid on time deposits increased 42 basis points to 5.96% in fiscal 2001 from 5.54% in fiscal 2000. During calendar 2000, we used certificate of deposit promotions in an effort to attract new deposits. These certificates will begin to mature in December 2001.

         Interest on long-term borrowings decreased $47,000, or 3.7%, to $1,211,000 in fiscal 2001 from $1,258,000 in fiscal 2000. The decrease resulted from an $1.7 million decrease in average borrowings outstanding, partially offset by a 21 basis point increase in rates paid on total borrowings. The rate increase reflects a full year's impact of longer term FHLB advances drawn in mid-fiscal 2000 and the recall of lower costing FHLB advances in fiscal 2001.

Average Balance Sheet

         The following table sets forth information relating to our consolidated average balance sheet and reflects the average yield on assets and average costs of liabilities at and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                        Year Ended September 30,
                                                        -----------------------------------------------------------
                                                                   2001                             2000
                                                        --------------------------     ----------------------------
                                                                           Average                          Average
                                                        Average             Yield/     Average               Yield/
                                                        Balance  Interest    Cost      Balance    Interest    Cost
                                                        -------  --------    ----      -------    --------    ----
                                                                         (Dollars in Thousands)
Interest-earnings assets:
  Loans receivable(1)..........................       $ 100,816  $ 7,729     7.67%     $94,549     $7,242     7.66%
  Investment securities(2).....................          36,946    2,536     6.86%      38,025      2,568     6.75%
  Mortgage-backed securities...................          15,317      985     6.43%      17,198      1,110     6.45%
  Other interest-earning assets(3).............           5,729      337     5.89%       4,020        270     6.71%
                                                       --------  -------              --------    -------
      Total interest-earning assets............        $158,808  $11,587     7.30%    $153,792    $11,190     7.28%
                                                                 =======                          =======
Non-interest-earning assets....................           4,672                          3,208
                                                       --------                       --------
      Total assets.............................        $163,480                       $157,000
                                                       ========                       ========
Interest-bearing liabilities:
  Demand deposits..............................        $ 30,120  $   849     2.82%    $ 27,113      $ 739     2.73%
  Time deposits................................          94,902    5,655     5.96%      90,955      5,035     5.54%
  Other liabilities(4).........................          21,484    1,246     5.80%      23,166      1,296     5.59%
                                                       --------  -------              --------    -------
      Total interest-bearing liabilities.......         146,506  $ 7,750     5.29%     141,234    $ 7,070     5.01%
                                                                 =======                          =======
Non-interest bearing liabilities...............             599                            685
                                                       --------                       --------
      Total liabilities........................         147,105                        141,919

Stockholders' equity...........................          16,375                         15,081
                                                       --------                       --------
      Total liabilities and stockholders'
        equity.................................        $163,480                       $157,000
                                                       ========                       ========
Net interest income............................                   $3,837                           $4,120
                                                                  ======                           ======
Interest rate spread(5)........................                              2.01%                            2.27%
                                                                           ======                           ======
Net yield on interest-earning assets(6)........                              2.42%                            2.68%
                                                                           ======                           ======
Ratio of  average  interest-earning  assets
  to average interest-bearing liabilities......                            108.40%                          108.89%
                                                                           ======                           ======

(1)  Average balances include non-accrual loans.
(2) Includes available for sale securities, other investments held to maturity, ground rents and FHLB stock.
(3) Includes Federal Funds, interest-bearing deposits in other financial institutions and interest-earning loans to affiliated corporations.
(4) Includes FHLB advances and interest-earning advance payments by borrowers for taxes and insurance.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The following table analyzes the dollar amount of changes in interest income and interest expense for major components of our interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes in net income attributable to volume (changes in volume multiplied by the prior period's interest rate), (ii) changes in net interest income attributable to rate (changes in interest rates multiplied by the prior period's volume), and
(iii) changes in volume multiplied by changes in rates.

                                                   Year Ended September 30,
                                              ---------------------------------
                                                       2001 vs. 2000
                                              ---------------------------------
                                                    Increase (Decrease)
                                                           Due to
                                              ---------------------------------
                                                                 Rate/
                                              Volume    Rate     Volume    Rate
                                              ------    ----     ------    ----
                                                     (Dollars in Thousands)

Interest income:
  Loans receivable .........................   $ 478    $   9    $   0    $ 487
  Investment securities ....................     (43)      11        0      (32)
  Mortgage-backed securities ...............    (122)      (4)       0     (126)
  Other interest-earning assets ............     115      (33)     (14)      68
                                               -----    -----    -----    -----

      Total interest-earning assets ........     428      (17)     (14)     397

Interest expense:
  Deposits .................................     302      407       21      730
  Other liabilities(1) .....................     (94)      49       (5)     (50)
                                               -----    -----    -----    -----
      Total interest-bearing liabilities ...     208      456       16      680
                                               -----    -----    -----    -----

Net change in net interest income ..........   $ 220    $(473)   $ (30)   $(283)
                                               =====    =====    =====    =====


(1) Includes interest on advances from the FHLB of Atlanta and advance payments by borrowers for taxes and insurance.

Results of Operations

Provision for Loan Losses

         The provision for loan losses for fiscal 2001 was $30,000 compared to $120,000 for fiscal 2000. For fiscal 2001 net charge-offs were $17,000 compared to $70,000 for fiscal 2000. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

         Total non-interest income for fiscal 2001 increased slightly, 1.4%, to $147,000 from $145,000 for fiscal 2000.

Non-Interest Expense

         Total non-interest expense for fiscal 2001 increased $449,000, or 15.9%, to $3,274,000 compared to $2,825,000 in fiscal 2000. The increase was the result of a $416,000 increase in salaries and related expenses, a $25,000 increase in occupancy expense, $13,000 increase in depreciation of equipment partially offset by a $22,000 decrease in professional services. The rise in salaries and related expenses reflect a $189,000 pension curtailment expense incurred due to the termination of our defined benefit plan as of July 31, 2001 (see Note 10 to our consolidated financial statements), an additional commercial loan officer, annual staff merit increases, and increased stock-based compensation following the appreciation of our common stock. Occupancy expense increased due to the lease commencement in January 2000 of the new Ellicott City branch location. Depreciation of equipment rose as a result of purchased equipment for the relocated Ellicott City branch. Professional services decreased primarily due to the business development planning expenses incurred during fiscal 2000.

Provision for Income Taxes

         Provision for income taxes decreased by approximately $245,000 or 47.1% to $275,000 for fiscal 2001 from $520,000 for fiscal 2000. The decrease was primarily the result of a decrease in pretax income. The effective tax rate rose slightly to 40.4% for fiscal 2001 from 39.4% for fiscal 2000.

Liquidity and Capital Resources

          Management believes it has ample cash flows and liquidity to meet its loan commitments of $15.2 million and unused lines of credit of $4.0 million at September 30, 2001. We have the ability to reduce its commitments for new loan originations, adjust other cash outflows, and borrow from the FHLB of Atlanta, or others, should the need arise. As of September 30, 2001, such borrowed funds totaled $22.0 million.

          We are required under federal regulations to monitor certain levels of liquid assets , which include certain United States government obligations and other approved investments. Current regulatory regulations require that our subsidiary, Heritage Savings maintain liquid assets of not less than 4%. As of September 30, 2001, Heritage Savings' regulatory liquidity was 37.11%. Heritage Savings is also subject to federal regulations that impose certain minimum capital requirements. See Note 12 to our consolidated financial statements.

          Net cash provided by operating activities was $440,000 and $822,000 for fiscal 2001 and 2000. Cash flows from operations in fiscal 2001 decreased from fiscal 2000 due to a decrease in net income and an increase in other assets, that were partially offset by a decrease in accrued interest receivable.

          Net cash used by investment activities for fiscal 2001 totaled $4.8 million, a decrease of $1.3 million from $6.1 million for fiscal 2000. Net cash used during fiscal 2001 and fiscal 2000 was the result of continued strong loan origination activity that exceeded principal repayments. In fiscal 2001, this was partially offset by approximately $8.8 million of our investment and mortgage-backed securities that were called or repaid and were not replaced.

          Net cash provided by financing activities for fiscal 2001 totaled $2.5 million compared to $4.1 million in fiscal 2000. Net cash provided during fiscal 2001 resulted from an increase of net deposits of $4.9 million, partially offset by $2.0 million decrease in borrowings and dividends paid of $440,000. The net cash provided in fiscal 2000 resulted from an increase in deposits of $4.5 million, partially offset by dividends paid of $431,000.

          We monitor projected liquidity needs and determine the levels desired based upon our commitments to make loans and our ability to generate funds. Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters.

Item  7.  Financial Statements

                            Anderson Associates, LLP

                          Certified Public Accountants
                                7621 Fitch Lane
                           Baltimore, Maryland 21236
                                  410-882-8050



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Stockholders and Board of Directors
WHG Bancshares Corporation
Lutherville, Maryland

        We have audited the consolidated statements of financial condition of WHG Bancshares Corporation and Subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the two year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WHG Bancshares Corporation and Subsidiary at September 30, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the two years in the two year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/Anderson Associates, LLP

November 7, 2001
Baltimore, Maryland

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                               September 30,
                                                                ------------------------------------
                                                                        2001                2000
                                                                ---------------       --------------
        Assets
        ------
Cash                                                               $    711,509         $  1,720,707
Interest bearing deposits in other banks                              2,168,790              509,570
Federal funds sold                                                    1,183,000            3,764,000
Investments available for sale (Note 2)                              18,644,744           19,439,212
Other investments held to maturity (Note 3)                          12,000,000           15,650,000
Mortgage backed securities (Note 4)                                  13,997,566           16,451,148
Loans receivable - net (Note 5)                                     110,275,237           96,909,448
Accrued interest receivable - loans                                     507,291              446,343
                            - investments                               731,841              773,864
                            - mortgage backed securities                 75,184               88,548
Premises and equipment - net (Note 7)                                 1,379,141            1,253,765
Federal Home Loan Bank of Atlanta stock, at cost (Note 6)             1,450,000            1,450,000
Deferred income taxes (Note 13)                                         329,818              936,589
Prepaid and refundable income taxes                                      36,899              107,471
Other assets                                                            748,177              415,037
                                                                   ------------         ------------
Total assets                                                       $164,239,197         $159,915,702
                                                                   ============         ============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
   Checks outstanding in excess of bank balance                    $     18,868         $          -
   Deposits (Note 8)                                                124,938,953          120,044,864
   Borrowings (Note 9)                                               22,000,000           24,000,000
   Advance payments by borrowers for taxes and insurance                 77,724               70,711
   Income taxes payable (Note 13)                                        27,059               31,874
   Other liabilities                                                    277,765              317,623
                                                                   ------------         ------------
Total liabilities                                                   147,340,369          144,465,072

Commitments and contingencies (Notes 5, 7, 9 and 10)

Stockholders' Equity (Notes 11 and 12)
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,285,132 shares in
    2001 and 1,285,609 shares in 2000                                   128,513              128,561
   Additional paid-in capital                                         6,854,591            6,701,437
   Retained earnings (substantially restricted)                      10,267,594           10,301,365
   Accumulated other comprehensive income                                12,745           (1,134,125)
   Employee Stock Ownership Plan                                       (364,615)            (546,608)
                                                                   ------------         ------------
Total stockholders' equity                                           16,898,828           15,450,630
                                                                   ------------         ------------
Total liabilities and stockholders' equity                         $164,239,197         $159,915,702
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                       Years Ended September 30,
                                                       -------------------------
                                                          2001          2000
                                                       -----------   -----------

Interest and fees on loans (Note 5)                    $ 7,729,211   $ 7,241,831
Interest and dividends on investment securities          2,535,888     2,568,055
Interest on mortgage backed securities                     984,529     1,110,107
Other interest income                                      337,275       269,772
                                                       -----------   -----------

Total interest income                                   11,586,903    11,189,765

Interest on deposits (Note 8)                            6,504,019     5,774,005
Interest on short-term borrowings                           34,825        37,731
Interest on long-term borrowings                         1,210,723     1,258,205
                                                       -----------   -----------
Total interest expense                                   7,749,567     7,069,941
                                                       -----------   -----------

Net interest income                                      3,837,336     4,119,824
Provision for loan losses (Note 5)                          30,000       120,000
                                                       -----------   -----------
Net interest income after provision for loan losses      3,807,336     3,999,824

Non-Interest Income
-------------------
   Gain on sale of investments                               1,144            --
   Fees and charges on loans                                26,159        31,853
   Fees on transaction accounts                             56,566        55,455
   Other income                                             63,194        57,998
                                                       -----------   -----------
Total non-interest income                                  147,063       145,306

Non-Interest Expenses
---------------------
   Salaries and related expenses                         2,140,802     1,724,099
   Occupancy                                               191,548       166,762
   SAIF deposit insurance premium                           23,602        34,952
   Depreciation of equipment                               113,459        99,553
   Advertising                                              78,000        79,629
   Data processing costs                                   114,930       112,226
   Professional services                                   180,332       202,171
   Loss on sale of repossessed assets                        3,928           786
   Other expenses                                          427,158       404,518
                                                       -----------   -----------
Total non-interest expenses                              3,273,759     2,824,696
                                                       -----------   -----------

Income before tax provision                                680,640     1,320,434
Provision for income taxes (Note 13)                       274,760       520,110
                                                       -----------   -----------

Net income                                             $   405,880   $   800,324
                                                       ===========   ===========
Basic earnings per share                               $       .34   $       .68
                                                       ===========   ===========
Diluted earnings per share                             $       .33   $       .68
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                   FOR YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                   -------------------------------------------

                                                                                   Accumulated
                                                    Additional                       Other             Stock         Total
                                      Common         Paid-In        Retained      Comprehensive     Ownership     Stockholders'
                                      Stock          Capital        Earnings         Income            Plan          Equity
                                  ------------    ------------    ------------    ------------    ------------    ------------

Balance - September 30, 1999      $    128,561    $  6,561,355    $  9,932,078    $   (973,504)   $   (731,825)   $ 14,916,665
Comprehensive Income
     Net Income                                                        800,324
     Unrealized holding
       losses on available for
       sale securities net of
       taxes of $101,062                                                              (160,621)
     Total comprehensive income                                                                                        639,703
Compensation under Stock Bonus
  Plan                                      --         136,072              --              --              --         136,072
Compensation under Stock-Based
  Benefit Plan                              --           4,010              --              --         185,217         189,227
Dividends declared ($.36 per share          --              --        (431,037)             --              --        (431,037)
                                  ------------    ------------  --------------  --------------  --------------  --------------

Balance - September 30, 2000           128,561       6,701,437      10,301,365      (1,134,125)       (546,608)     15,450,630
Comprehensive Income
     Net Income                             --              --         405,880              --              --              --
     Unrealized holding gains on
      available for sale
      securities net of taxes of
      $722,066                              --              --              --       1,147,553              --              --
     Reclassification adjustment
       for gains included in
       net income, net of tax
       of $461                              --              --              --            (683)             --              --
     Total comprehensive income                                                                                      1,552,750
Repurchase of common stock                 (48)         (4,960)             --              --              --          (5,008)
Compensation under Stock Bonus
  Plan                                      --         134,683              --              --              --         134,683
Compensation under Stock-Based
  Benefit Plan                              --          23,431              --              --         181,993         205,424
Dividends declared ($.36 per
  share)                                    --              --        (439,651)             --              --        (439,651)
                                  ------------    ------------    ------------    ------------    ------------    ------------

Balance - September 30, 2001      $    128,513    $  6,854,591    $ 10,267,594    $     12,745    $   (364,615)   $ 16,898,828
                                  ============    ============    ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                         Years Ended September 30,
                                                                            2001            2000
                                                                       ------------    ------------
Operating Activities
--------------------
     Net income before other comprehensive income                      $    405,880    $    800,324
     Loss on disposal of equipment                                            1,001               -
     Loss on sale of foreclosed and repossessed assets                        3,928             786
     Gain on sale of investment available for sale                           (1,144)              -
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and discounts
          of mortgage backed securities                                       3,888           1,321
         Amortization of deferred loan fees                                 (71,348)       (109,467)
         Loan fees deferred                                                 135,910          62,447
     Decrease in discount on loans purchased                               (125,559)       (125,305)
         Amortization of discounts on investments available for sale           (182)           (183)
         Provision for loan losses                                           30,000         120,000
         Non-cash compensation under stock-based
          benefit plans                                                     340,107         325,299
         Increase in accrued interest receivable                             (5,561)       (174,464)
         Provision for depreciation                                         152,728         138,291
         (Increase) decrease in deferred income taxes                      (114,833)         16,856
         Decrease (increase) in prepaid income taxes                         70,572         (38,881)
         Increase in other assets                                          (340,456)       (156,405)
         (Decrease) increase in accrued interest payable                         (6)            246
         Decrease in income taxes payable                                    (4,815)        (17,415)
         Decrease in other liabilities                                      (39,858)        (21,038)
                                                                       ------------    ------------
              Net cash provided by operating activities                     440,252         822,412

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from maturing interest bearing deposits                             -          95,000
     Proceeds from sales and maturities - available for sale              2,664,268               -
     Proceeds from maturing other investments                             3,650,000               -
     Principal collected on mortgage backed securities -
      held to maturity                                                    2,449,694       1,530,903
     Proceeds from sale of foreclosed real estate                                 -          12,317
     Proceeds from sale of repossessed assets                                 5,696               -
     Net increase in shorter term loans                                     (86,922)         (7,324)
     Longer term loans originated or acquired                           (23,546,300)    (22,459,738)
     Principal collected on longer term loans                            10,296,122      15,541,265
     Investment in premises and equipment                                  (279,105)       (553,529)
     Purchase of stock in Federal Home Loan Bank of Atlanta                       -        (250,000)
                                                                       ------------    ------------
              Net cash used by investment activities                     (4,846,547)     (6,091,106)

                                       34

                  WHG BANCSHARES CORPORATION AND SUBSIDIARY
                  -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                           Years Ended September 30,
                                                               2001           2000
                                                           -----------    -----------
Cash Flows from Financing Activities
------------------------------------
     Net increase (decrease) in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                    $ 4,555,105    $  (822,461)
     Net increase in certificates of deposit                   346,003      5,319,840
     Increase in checks outstanding in excess
      of bank balance                                           18,868              -
     Net decrease in borrowings                             (2,000,000)             -
     Dividends on stock                                       (439,651)      (431,037)
     Stock repurchase                                           (5,008)             -
                                                           -----------    -----------
              Net cash provided by financing activities      2,475,317      4,066,342
                                                           -----------    -----------

Decrease in cash and cash equivalents                       (1,930,978)    (1,202,352)
Cash and cash equivalents at beginning of year               5,994,277      7,196,629
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $ 4,063,299    $ 5,994,277
                                                           ===========    ===========

The following is a Summary of Cash and Cash Equivalents:
     Cash                                                  $   711,509    $ 1,720,707
     Interest bearing deposits in other banks                2,168,790        509,570
     Federal funds sold                                      1,183,000      3,764,000
                                                           -----------    -----------

Cash and cash equivalents                                  $ 4,063,299    $ 5,994,277
                                                           ===========    ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:

         Interest                                          $ 7,816,396    $ 7,096,982
                                                           ===========    ===========

         Taxes                                             $   353,000    $   561,250
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

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY
                    -----------------------------------------
                              Lutherville, Maryland
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------


Note 1 - Summary of Significant Accounting Policies
         ------------------------------------------

A. Principles of Consolidation - The consolidated financial statements include the accounts of WHG Bancshares Corporation ("the Company") and its wholly-owned subsidiary, Heritage Savings Bank, FSB ("the Bank"). All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

B. Business - The Bank's primary business activity, centered in the Baltimore metropolitan area, is the acceptance of deposits from the general public and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

C. Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate. See Note H & I below for a discussion of the determination of that estimate.

D. Federal Funds - Federal funds sold are carried at cost which approximates market.

E. Investments - Investments classified as available for sale are carried at fair value. Investments classified as held to maturity are carried at amortized cost since management has the ability and intent to hold them to maturity. Amortization of premiums and accretion of discounts on all investment purchases are computed using the straight-line method over the life of debt instrument.

     Gains and losses on available for sale securities are determined using the specific identification method.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------



Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------------------

F. Mortgage Backed Securities - Mortgage backed securities are carried at amortized cost since management has the ability and intention to hold them to maturity. Amortization of premiums and accretion of discounts on purchases is computed using the interest method.

G. Loans Receivable - Net - Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, unamortized discounts on loans purchased, deferred loan origination fees and the allowance for loan losses, since management has the ability and intention to hold them to maturity.

     Loans held for sale are carried at the lower of cost or estimated market value, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans. There were no loans held for sale at September 30, 2001 and 2000.

     The Bank services loans for others and pays the participant its share of the Bank's collections, net of a stipulated servicing fee. Loan servicing fees are credited to income when earned and servicing costs are charged to expense as incurred.

H. Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------------------

H. Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a payment is received on a loan on non-accrual status, the amount received is allocated to principal and interest in accordance with the contractual terms of the loan.

     Loan origination fees and certain direct loan origination costs are deferred and are recognized by the interest method over the contractual life of the related loan as an adjustment of yield.

     Premiums and discounts on loans purchased are recognized in income over the estimated life of the related loans using the level yield method.

I. Foreclosed Real Estate - Real estate acquired through or in the process of foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. Expenses incurred on foreclosed real estate prior to disposition are charged to expense. Gains on the sale of foreclosed real estate are recognized upon disposition of the property.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------------------

J. Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation and amortization of premises and equipment are accumulated by the use of the straight-line method over the estimated useful lives of the assets. Additions and improvements are capitalized, and charges for repairs and maintenance are expensed when incurred. The related cost and accumulated depreciation are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

K. Defined Benefit Pension Plan - The Bank accounts for its Pension Plan in accordance with Statement of Financial Accounting Standards No. 87. Funding is limited to amounts that are available for deduction under the Internal Revenue Code (See Note 10).

L. Employee Stock Ownership Plan - The Company accounts for its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants. (See Note 11)

M. Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation" defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. FASB encourages all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by Accounting Principles Board ("APB") Opinion No.
     25. Management decided to continue using the "intrinsic value based method" as prescribed by APB Opinion No. 25.

N. Income Taxes - Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------------------

O. Statement of Cash Flows - In the statement of cash flows, cash and equivalents include cash, Federal Home Loan Bank of Atlanta overnight deposits, federal funds and certificates of deposit with an original maturity date less than ninety days.

P. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculation of net income per share of common stock is summarized for the years ended September 30, as follows:

                                                         2001            2000
                                                      ----------      ----------

               Net income                             $  405,880      $  800,324
                                                      ==========      ==========
               Weighted Average Shares
                  Outstanding basic EPS                1,203,603       1,169,120
               Dilutive Items
                  Stock options                           22,320               -
                  Unvested stock awards                        -               -
                                                       ---------       ---------
               Adjusted weighted average shares
                used for dilutive EPS                  1,225,923       1,169,120
                                                       =========       =========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 2 - Investments Available for Sale
         ------------------------------

         The amortized cost and fair values of investments available for sale at are as follows:

                                        Gross         Gross
                         Amortized    Unrealized    Unrealized       Fair
                           Cost         Gains         Losses         Value
                        -----------   -----------   -----------   -----------
September 30, 2001
------------------
Equity investments      $   356,198   $         -   $    47,498   $   308,700
Federal Home Loan
 Bank Bonds              15,018,601        67,443             -    15,086,044
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,181           819             -     3,250,000
                        -----------   -----------   -----------   -----------
                        $18,623,980   $    68,262   $    47,498   $18,644,744
                        ===========   ===========   ===========   ===========

September 30, 2000
------------------
Equity investments      $   544,324   $         -   $   190,690   $   353,634
Federal Home Loan
 Bank Bonds              17,493,485             -     1,400,174    16,093,311
Federal Home Loan
 Mortgage Corporation
  Bonds                   3,249,114             -       256,847     2,992,267
                        -----------   -----------   -----------   -----------
                        $21,286,923   $         -   $ 1,847,711   $19,439,212
                        ===========   ===========   ===========   ===========

         During the year ended September 30, 2001, the Company received proceeds of $189,269 from the sale of investments that resulted in gross gains of $1,144. During the year ended September 30, 2000, the Company did not sell any investments.

         The equity investments have no stated maturity and all of the Federal Home Loan Bank and Federal Home Loan Mortgage Corporation Bonds have a stated maturity date of ten years or more.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 3 - Other Investments - Held to Maturity
         ------------------------------------

         The amortized cost and fair values of other investments are as follows:

                                             Gross         Gross
                              Amortized    Unrealized    Unrealized       Fair
                                Cost         Gains         Losses         Value
                             -----------   -----------   -----------   -----------
September 30, 2001
------------------
Federal National Mortgage
 Association  Bonds          $ 2,750,000   $    13,250   $         -   $ 2,763,250
Federal Home Loan
 Bank Bonds                    7,750,000        44,500             -     7,794,500
Federal Home Loan Mortgage
  Corporation Bonds            1,500,000             -             -     1,500,000
                             -----------   -----------   -----------   -----------
                             $12,000,000   $    57,750   $         -   $12,057,750
                             ===========   ===========   ===========   ===========

September 30, 2000
------------------
Federal National Mortgage
 Association  Bonds          $ 2,750,000   $         -   $   199,337   $ 2,550,663
Federal Home Loan
 Bank Bonds                   11,300,000             -       835,326    10,464,674
Federal Home Loan Mortgage
  Corporation Bonds            1,600,000             -       129,206     1,470,794
                             -----------   -----------   -----------   -----------
                             $15,650,000   $         -   $ 1,163,869   $14,486,131
                             ===========   ===========   ===========   ===========

         No gains or losses were realized during the years ended September 30, 2001 or 2000.

         The scheduled maturities of other investments at September 30, 2001:


                                           Amortized             Fair
                                             Cost                Value
                                          -----------          -----------
Due after five years through ten years    $   250,000          $   259,250
Due after ten years                        11,750,000           11,798,500
                                          -----------          -----------
                                          $12,000,000          $12,057,750
                                          ===========          ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 4 - Mortgage Backed Securities

         The amortized cost and fair value of mortgage backed securities are as follows:

                                                   Gross         Gross
                                    Amortized    Unrealized    Unrealized       Fair
                                      Cost         Gains         Losses         Value
                                   -----------   -----------   -----------   -----------
September 30, 2001
------------------
FHLMC participating certificates   $ 1,374,807   $    35,526   $        --   $ 1,410,333
GNMA participating certificates     11,937,052       244,661        13,966    12,167,747
FNMA participating certificates        685,707        15,412            --       701,119
                                   -----------   -----------   -----------   -----------
                                   $13,997,566   $   295,599   $    13,966   $14,279,199
                                   ===========   ===========   ===========   ===========

September 30, 2000
------------------
FHLMC participating certificates   $ 1,615,533   $        --   $    57,779   $ 1,557,754
GNMA participating certificates     14,087,170         2,868       555,278    13,534,760
FNMA participating certificates        748,445            --        26,550       721,895
                                   -----------   -----------   -----------   -----------
                                   $16,451,148   $     2,868   $   639,607   $15,814,409
                                   ===========   ===========   ===========   ===========

         No gains or losses were realized during the years ended September 30, 2001 and 2000.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 5 - Loans Receivable
         ----------------

         Loans receivable at September 30, 2001 and 2000 consist of the following:

                                                      2001             2000
                                                -------------    -------------
One to four family residential mortgage loans   $  72,731,246    $  72,225,058
Multifamily residential mortgage loans              6,157,341        3,832,379
Commercial mortgage loans                          16,398,224        9,915,566
Construction loans                                  8,446,000        6,592,205
Lines of credit                                     4,993,196        1,596,872
Home equity lines of credit                         3,650,485        2,868,228
Land/lot loans                                        669,957          210,302
Home improvement loans                                  2,163            3,443
Consumer loans                                      2,044,909        2,689,749
Share loans                                           487,415          399,212
Commercial loans secured by lease
 finance receivables                                   49,128          171,059
                                                -------------    -------------
                                                  115,630,064      100,504,073

Less - undisbursed portion of loans
           in process                              (3,933,433)      (2,124,623)
         - unamortized discount                      (476,148)        (601,230)
         - deferred loan origination fees            (537,146)        (472,584)
         - unearned insurance commissions                (500)            (976)
         - allowance for loan losses                 (407,600)        (395,212)
                                                -------------    -------------
                                                $ 110,275,237    $  96,909,448
                                                =============    =============

         The following is a summary of the allowance for loan losses:

                                                        September 30,
                                                ------------------------------
                                                     2001             2000
                                                -------------    -------------
Beginning balance                               $     395,212    $     344,907
Provision for loan losses                              30,000          120,000
Charge-offs                                           (17,612)         (69,695)
                                                -------------    -------------
Balance end                                     $     407,600    $     395,212
                                                =============    =============

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 5 - Loans Receivable - Continued

         Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank's lending area. Multifamily residential, commercial, construction and other loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

         Substantially all of the Bank's loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 95% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multifamily residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

         There were no impaired loans as defined by SFAS No. 114 at September 30, 2001 and 2000. There was no interest income recognized on impaired loans during those periods.

         Non-accrual loans that are not subject to SFAS No. 114 for which interest has been reduced totaled approximately $300,176 and $243,797 at September 30, 2001 and 2000.

         Interest income that would have been recorded under the original terms of such loans and the interest actually recognized for the years ended September 30, are summarized below:

                                                     2001                 2000
                                                   -------              -------
Interest income that would have
been recognized                                    $22,912              $21,530
Interest income recognized                           4,405               13,477
                                                   -------              -------

Interest income not recognized                     $18,507              $ 8,053
                                                   =======              =======

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 5 - Loans Receivable - Continued
         ----------------

         Loans outstanding to officers and directors and their affiliates of the Bank at September 30, 2001 and 2000:

Balance At              Balance At                         Balance At
September    Loans      Principal     September   Loans    Principal  September
30, 2001     Made       Repayment     30, 2000    Made     Repayment  30, 1999
--------     ----       ---------     --------    ----     ---------  --------
$1,618,593  $194,473   $109,955     $1,534,075  $138,089   $121,277   $1,517,263

         Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans at September 30, are summarized as follows:

                                                     2001            2000
                                                  ----------      ----------
    Mortgage loan portfolios serviced for:
       Other investors                            $3,798,926      $5,238,440
                                                  ==========      ==========

         Custodial Escrow balances maintained in connection with the foregoing loan servicings were approximately $12,550 and $17,544 at September 30, 2001 and 2000.

         Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract              Contract Amount
Amounts Represent Credit Risk                     At September 30,
                                         -----------------------------
                                             2001               2000
                                         -----------        ----------
Loan commitments                         $15,198,150        $  230,000
Unused lines of credit                     3,988,820         2,225,534

         Mortgage loan commitments not reflected in the accompanying financial statements at September 30, 2001 are for fixed rate mortgages totaling
$12,388,150 ranging from 6.25% to 8.25% and variable rate mortgages totaling $2,810,000 ranging from 6.25% to 6.70%.

         Mortgage loan commitments not reflected in the accompanying financial statements at September 30, 2000 are for a fixed rate mortgage totaling $50,000 at 9.0% and variable rate mortgages totaling $180,000 ranging from 9.5% to 10.5%.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 5 - Loans Receivable - Continued
         ----------------

         Lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

         The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2001 as a liability for credit loss.

Note 6 - Investment in Federal Home Loan Bank of Atlanta Stock
         -----------------------------------------------------

         The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta ("FHLB") in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Note 7 - Premises and Equipment
         ----------------------

         Premises and equipment at September 30, 2001 and 2000 are summarized by major classification as follows:

                                                                 Useful Life
                                         2001           2000      in Years
                                    -----------     ----------   -----------
Land                                $   224,056    $   224,056        --
Office buildings                        688,159        602,549      5-50
Leasehold improvements                  500,726        375,728        20
Furniture, fixtures and equipment     1,055,471      1,097,057      3-20
                                    -----------     ----------
                                      2,468,412      2,299,390
   Accumulated depreciation          (1,089,271)    (1,045,625)
                                    -----------     ----------
                                    $ 1,379,141     $1,253,765
                                    ===========     ==========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 7 - Premises and Equipment - Continued
         ----------------------------------

         The provision for depreciation for the periods ended September 30, 2001 and 2000 was $153,251 and $138,291, respectively.

         The Bank has entered into several operating leases for the premises of its branch offices. Rental expense under these leases for the years ended September 30, 2001 and 2000 was $91,358 and $88,430, respectively. At September 30, 2001, the minimum rental commitments under noncancellable leases are as follows:

        Year Ended September 30,                    Total
        ------------------------                    -----
                   2002                         $   83,635
                   2003                             82,435
                   2004                             84,835
                   2005                             88,615
                   2006                            105,995
                   Thereafter                    1,190,520
                                                ----------

                                                $1,636,035
                                                ==========

Note 8 - Deposits
         --------

         Deposits are summarized as follows at September 30:

                                         2001                    2000
                                 ---------------------  -----------------------
                                             Weighted-               Weighted-
                                              Average                 Average
Type of Account                    Amount      Rate        Amount       Rate
---------------                    ------      ----        ------       ----
NOW and money market
 accounts including
 non-interest bearing deposits
 of $47,140 in 2001 and
 $570,669 in 2000               $ 15,893,381    1.75%   $ 11,333,337    2.85%
Passbook savings                  15,417,999    3.05%     15,429,951    3.04%
Certificates of deposit           93,627,154    6.08%     93,281,151    6.00%
                                 124,938,534             120,044,439
Accrued interest                         419                     425
                                ------------            ------------
                                $124,938,953            $120,044,864
                                ============            ============

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 8 - Deposits Continued
         --------

         The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $10,746,203 and $10,139,329 at September 30, 2001 and 2000. Deposits in excess of $100,000 are not insured by the Savings Association Insurance Fund.

                                                      2001              2000
                                                   -----------      -----------
                                                      Amount           Amount
                                                   -----------      -----------
    Certificates accounts mature as follows:
       One year or less                            $43,678,129      $43,312,986
       More than 1 year through 2 years             35,241,863       21,121,405
       More than 2 years through 3 years            11,013,738       18,282,972
       More than 3 years through 4 years             1,753,915        8,834,257
       More than 4 years through 5 years             1,927,190        1,729,531
       More than 5 years                                12,319                -
                                                   -----------      -----------
                                                   $93,627,154      $93,281,151
                                                   ===========      ===========

         Interest expense on deposits is summarized as follows for the years ended September 30:

                                                      2001             2000
                                                  ------------      -----------
              Certificates                         $ 5,654,903      $ 5,035,598
              NOW and money market                     378,735          270,743
              Passbook                                 470,381          467,664
                                                  ------------      -----------
                                                  $  6,504,019      $ 5,774,005
                                                  ============      ===========

Note 9 - Borrowings
         ----------

         The Company's borrowings at September 30 are as follows:

                                                      2001            2000
                                                  -----------       -----------
    Short-term Federal Home Loan Bank advances    $  2,750,000$     $         -
    Long-term Federal Home Loan Bank advances       19,250,000       24,000,000
                                                  -----------       -----------
    Total                                         $22,000,000       $24,000,000
                                                  ===========       ===========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------



Note 9 - Borrowings - Continued
         ----------

         Federal Home Loan Bank advances at September 30, 2001 consist of a short term adjustable rate advance bearing interest at 3.81% per annum and long term fixed rate advances bearing interest at 4.89% to 6.33% per annum.

         Federal Home Loan Bank advances at September 30, 2000 consist of a long term adjustable rate advance bearing interest at 6.78% per annum and long term fixed rate advances bearing interest at 4.89% to 6.33% per annum.

         The Bank's stock in the Federal Home Loan Bank of Atlanta is pledged as security for the loan and under a blanket floating lien security agreement with the Federal Home Loan Bank of Atlanta, the Bank is required to maintain as collateral for its advances, qualified home mortgage loans in an amount equal to 175% of the advances.

         Aggregate maturities required on Federal Home Loan Bank advances at September 30, 2001 are as follows:

                   September 30, 2002                    $ 2,750,000
                   September 30, 2004                      1,250,000
                   After September 30, 2006               18,000,000
                                                         -----------
                         Total                           $22,000,000
                                                         ===========

         At September 30, 2001 and 2000, the Bank had a $5.0 million secured bank line of credit that is subject to termination at either party's discretion. There were no borrowings outstanding under this agreement at September 30, 2001 and 2000.

Note 10 - Pension Plan
          ------------

         During the year ended September 30, 2001, the Bank adopted a defined contribution pension plan that covers substantially all employees of the Bank and incurred $11,500 of related expense. The basis for determining the funding is 7.5% of compensation.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
Lutherville, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001


Note 10 - Pension Plan - Continued
          ------------

         As of July 31, 2001, the Bank terminated, pending IRS approval, the defined benefit pension plan. This led to a pretax curtailment loss under the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and curtailments of Defined Benefit Pension Plans and for Termination Benefit" (SFAS 88), of $189,035 ($.16 per share).

         Substantially all employees of the Bank are included in a non-contributory defined benefit pension plan. The Bank's policy is to fund pension costs accrued. There were no unfunded or unamortized prior service costs at September 30, 2001 and 2000. The costs of funding this plan were $39,119 and $35,585 for the years ended September 30, 2001 and 2000, respectively.

         The  following  table sets forth the plan's  related costs at September
30:

                                                   2001                 2000
                                                 --------             --------
              Service cost                      $  32,158             $ 29,253
              Interest cost                        61,897               66,023
              Actual return on plan assets        (34,314)             (67,994)
              Other components                    (23,710)               8,303
              Curtailment loss                    189,035                    -
                                                 --------             --------
              Net period pension costs           $225,066             $ 35,585
                                                 ========             ========

         The  following  table sets forth the plan's  funded status at September
30:

                                                             2001       2000
                                                          ---------   ---------
           Accumulated benefit obligation                 $ 243,874   $ 644,250
                                                          =========   =========

           Projected benefit obligation                     243,874   $ 901,668
           Fair value of plan assets as of September 30     268,842     863,662
           Plan assets in excess (deficit) of projected
            benefit obligation                               24,968     (38,006)
           Unrecognized net loss                                  -     244,507
           Unrecognized net transition obligation                 -       1,621
                                                          ---------   ---------
                  Prepaid pension cost                    $  24,968   $ 208,122
                                                          =========   =========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 10 - Pension Plan - Continued
          ------------

                                                         2001        2000
                                                     ---------    ---------
Reconciliation of Projected Benefit Obligation
----------------------------------------------
   Projected benefit obligation beginning of year    $ 901,668    $ 882,248
   Interest cost for the fiscal year                    61,897       66,023
   Service cost for the fiscal year                     32,158       29,253
   Benefit payments for the fiscal year               (666,309)     (71,375)
   Actuarial gain for the fiscal year                  (85,540)      (4,481)
                                                     ---------    ---------
   Projected benefit obligation as of September 30
    before settlement                                  243,874      901,668
   Effect of settlement                                      -            -
                                                     ---------    ---------
   Projected benefit obligation as of September 30
    after settlement                                 $ 243,874    $ 901,668
                                                     =========    =========

         The following interest rate assumptions were used for September 30:

                                                          2001         2000
                                                          ----         ----
   Weighted-average discount rate                         5.50%        7.75%
   Long term rate of return                               7.75%        8.00%
   Rate of compensation increase                             -%        5.00%

Note 11 - Common Stock and Stock Benefit Plans
          ------------------------------------

         In 1996, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank consummated the formation of a new holding company, WHG Bancshares Corporation, of which the Bank is a wholly-owned subsidiary. In connection with the conversion, the Company issued 1,620,062 shares of its common stock.

         The Bank has established an Employee Stock Ownership Plan ("ESOP"), and acquired 129,604 shares of the Company's common stock. The Employee Stock Ownership Plan purchased 30,616 additional shares with the proceeds from the special distribution. Funds used to acquire the initial shares were borrowed from the Company by the ESOP with a direct loan from the Company requiring annual payments of $129,604. During the fiscal year ended September 30, 1998 the Company assigned the loan to a third party. During February 1999, the Company exercised its option to repurchase the loan.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 11- Common Stock and Stock Benefit Plans - Continued
         ------------------------------------------------

         The ESOP holds the common stock in a Trust for allocation among participating employees.

         All employees of the Bank who have completed one year of service and attained the age of 21 are eligible to participate. Participants will become 100% vested in their accounts after five years of service with the Bank or earlier upon death, disability or retirement.

         The ESOP is funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust. The Bank recognizes compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. Compensation cost for the year ended September 30, 2001 and 2000 was $205,237 and $165,638, respectively.

         All ESOP shares contain a "Put Option" which requires the Company to repurchase the share at the then fair market value subject to the availability of retained earnings. The "Put Option" may be exercised within 60 days of distribution of the shares and then again within 60 days after the fair market value determination date of the next plan year. The current fair market value of shares that have been allocated contain a "Put Option" of $1,063,257.

         The ESOP shares as of September 30 were as follows:

                                                           2001       2000
                                                         --------   --------
         Allocated shares                                  93,350     90,360
         Shares earned, but unallocated                     2,730      2,832
         Unearned shares                                   46,077     69,969

         Fair value of unearned shares at September 30   $524,822   $572,906

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 11 - Common Stock and Stock Benefit Plans - Continued
          ------------------------------------------------

         The Company has a Stock Option Plan (the "Plan") whereby 183,058 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Incentive Stock Options. Options are exercisable in five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. During the year ended September 30, 1997, the Company granted options to purchase 162,006 shares at a weighted average price of $13.30 per share. Such shares and fair value have been adjusted to 183,058 shares at a weighted average price of $11.77 for the effect of a special distribution. During the year ended September 30, 2001, the Company granted options to purchase 6,588 shares at a weighted average price of $8.125.

         The Company has a Stock Option Plan (the "2000 Plan") where 109,000 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of
Section 422 of the Internal Revenue Code of 1986 as amended or Non-Incentive Stock Options. During the year ended September 30, 2001, the Company granted options to purchase 109,000 shares at a weighted average price of $8.125 per share. Of the granted options, 70,040 are exercisable on the date of grant, the remaining options are exercisable in three annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant.

         SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant date fair value of each option awarded in fiscal 2001 using the Black-Scholes Option Pricing model with the following relevant assumptions: dividend yield of 3.0%, risk-free interest rate of 5.77% and expected lives of 10 years. The assumption for expected volatility was 35.16%. Had 2001 compensation cost been determined including the weighted average estimate of fair value of each option granted of $3.04, the Company's net income would be reduced to proforma amount of $253,010. Proforma earnings, basic and diluted, per share would have been $.21 in fiscal 2001.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 11 - Common Stock and Stock Benefit Plans - Continued
          ------------------------------------------------

         The following table summarizes the status of and changes in the Company's stock option plan during the past two years, as retroactively adjusted for the Company's special distribution.

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                            Shares      Price
                                                            ------      -----

        Outstanding at September 30, 1999                  180,752      11.78
        Forfeited options                                   (4,282)     11.71
                                                           -------
        Outstanding at September 30, 2000                  176,470      11.78
        Granted                                            115,588       8.125
                                                           -------
        Outstanding at September 30, 2001                  292,058      10.33
                                                           =======
        Exercisable at September 30, 2001                  213,404      10.58
                                                           =======

         The following tables summarize stock option information at September 30, 2001:

                         Options Outstanding
--------------------------------------------------------------------------
   Range of        Number of      Weighted Average        Weighted Average
Exercise Price      Options       Contractual Life         Exercise Price
--------------      -------       ----------------         --------------

$8.125               115,588       9.13 years                 $  8.125
 11.17 - 12.10       176,470       5.03 years                   11.79
                     -------
 8.125 - 12.10       292,058       7.26 years                   10.33
                     =======

             Options Exercisable
--------------------------------------------------
   Range of        Number of      Weighted Average
Exercise Price      Options        Exercise Price
--------------      -------        --------------
$8.125                70,040       $  8.125
 11.17 - 12.10       143,364          11.78
                     -------
 8.125 - 12.10       213,404          10.58
                     =======

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 11 - Common Stock and Stock Benefit Plans - Continued
          ------------------------------------------------

         The Company has established a Management Stock Bonus Plan (the "Stock Bonus Plan" or "MSBP") to encourage directors, officers and key employees to remain in the service of the Bank. Up to 64,802 shares of common stock may be awarded under the terms of the Stock Bonus Plan. Shares of common stock awarded under the plan vest in five annual installments at a rate of 20% each year following the date of grant. On October 8, 1996, awards of 55,860 shares of common stock were granted. On November 22, 1996, the Bank funded the purchase of 64,802 shares of its common stock at a price of $13.62 to provide shares for distribution under the Stock Bonus Plan.

Note 12 - Retained Earnings
          -----------------

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 12 - Retained Earnings - Continued
          -----------------------------

                                                                               To Be Well
                                                                           Capitalized Under
                                                     For Capital           Prompt Corrective
                                Actual            Adequacy Purposes        Action Provisions
                         -------------------      -----------------        -----------------
                           Amount         %        Amount        %          Amount        %
                         ----------     ----      ---------     ---        ---------    ----
September 30, 2001
------------------
 Tangible (1)           $15,572,000      9.5%    $2,451,690     1.5%     $       N/A     N/A%
 Tier I capital (2)      15,572,000     18.4%           N/A     N/A%       5,081,940     6.0%
 Core (1)                15,572,000      9.5%     6,537,840     4.0%       8,172,300     5.0%
 Risk-weighted (2)       15,891,000     18.8%     6,775,920     8.0%       8,469,900    10.0%

September 30, 2000
------------------
 Tangible (1)           $14,770,000      9.2%    $2,410,410     1.5%     $       N/A     N/A%
 Tier I capital (2)      14,770,000     20.3%           N/A     N/A%       4,374,300     6.0%
 Core (1)                14,770,000      9.2%     6,427,760     4.0%       8,034,700     5.0%
 Risk-weighted (2)       15,089,000     20.7%     5,832,400     8.0%       7,290,500    10.0%

        (1)  To adjusted total assets.
        (2)  To risk-weighted assets.

Note 13- Income Taxes

                   The income tax provision consists of the following:

                                                      For Years Ended
                                                        September 30,
                                                -----------------------------
                                                  2001                  2000
                                                --------             --------
              Current
              -------
                 Federal                        $312,301             $400,469
                 State                            77,292              102,785
                                                --------             --------
                                                 389,593              503,254

              Deferred
              --------
                 Federal                         (94,020)              13,802
                 State                           (20,813)               3,054
                                                --------             --------
                                                (114,833)              16,856
                                                --------             --------

                                                $274,760             $520,110
                                                ========             ========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 13 - Income Taxes - Continued
          ------------

         The amount computed by applying the statutory federal income tax rate to income before taxes differs from the taxes provided for the following reasons:

                                             Years Ended September 30,
                                      ------------------------------------------
                                             2001                    2000
                                      ---------------------  -------------------
                                                   Percent               Percent
                                                  of Pretax            of Pretax
                                      Amount       Income      Amount    Income
                                      ------       ------      ------    ------
Tax at statutory rate               $231,418        34.00    $448,948     34.00
Increases (Decreases)
 Resulting From
 --------------
   State income tax net of
    federal income tax benefit        37,276         5.48      69,854      5.29
   Other                               6,066          .90       1,308       .10
                                    --------        -----    --------     -----
                                    $274,760        40.38    $520,110     39.39
                                    ========        =====    ========     =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below:

                                            2001         2000
                                          --------    ---------
Deferred Tax Assets:
   Deferred loan origination fees         $207,115   $  182,512
   Allowance for loan losses               157,415      152,631
   Reserve for uncollected interest          7,147        1,948
   ESOP contribution                         8,331        8,331
   Net unrealized holding losses              --        713,586
   Other                                    49,302       64,752
                                           -------    ---------
      Total gross deferred tax assets      429,310    1,123,760
                                           =======    =========

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 13 - Income Taxes - Continued
          ------------

                                                 2001       2000
                                             --------   --------
Deferred Tax Liabilities:
   Tax reserve for bad debts in excess of
    base year amount                         $      -   $ 24,964
   Federal Home Loan Bank of Atlanta stock
    dividends                                  56,965     56,965
   Depreciation                                24,865     24,865
   Pension plan                                 9,643     80,377
   Net unrealized holding gains                 8,019          -
                                             --------   --------
      Total gross deferred tax liabilities     99,492    187,171
                                             --------   --------
            Net deferred tax assets          $329,818   $936,589
                                             ========   ========

         Qualified thrift lenders such as the Bank are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $2,022,261 with an income tax effect of approximately $780,997 at September 30, 2001. This bad debt reserve would become taxable if certain conditions are met by the Bank.

         The Company and its Subsidiary file their income tax returns on a fiscal year basis.

Note 14 - Disclosure About Fair Value of Financial Instruments
          ----------------------------------------------------

         The estimated fair values of the Bank's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 14 - Disclosure About Fair Value of Financial Instruments - Continued
          ----------------------------------------------------------------

         The carrying amount is a reasonable estimate of fair value for cash, federal funds, interest-bearing deposits in other banks and securities purchased under agreements to resell due to the short-term nature of these investments. Fair value is based upon market prices quoted by dealers for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, except for adjustable rate mortgages which were considered to be at market rates. These rates were used for each aggregated category of loans as reported on the Office of Thrift
Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities.

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business, including loan commitments. The loan commitments were a blended rate based on the relative risk of the properties involved and the lines of credit are at adjustable rates.

         The estimated fair values of the Bank's financial instruments are as follows:

                                  September 30, 2001            September 30, 2000
                              --------------------------    ---------------------------
                                 Carrying     Estimated       Carrying       Estimated
                                  Value       Fair Value       Value        Fair Value
                                  -----       ----------       -----        ----------
Financial Assets
----------------
   Cash, interest bearing
    deposits in other banks
    and federal funds         $  4,063,299   $  4,063,299   $  5,994,277   $  5,994,277
   Investments available
    for sale                    18,644,744     18,644,744     19,439,212     19,439,212
   Other investment
    securities held to
    maturity                    12,000,000     12,057,750     15,650,000     14,486,131
   Mortgage backed
    Securities                  13,997,566     14,279,199     16,451,148     15,814,409
   Loans receivable - net      110,275,237    111,374,000     96,909,448     91,809,000
   Federal Home Loan
    Bank of Atlanta stock        1,450,000      1,450,000      1,450,000      1,450,000

WHG BANCSHARES CORPORATION AND SUBSIDIARY
-----------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
SEPTEMBER 30, 2001
------------------


Note 14 - Disclosure About Fair Value of Financial Instruments - Continued
          ----------------------------------------------------------------


                            September 30, 2001           September 30, 2000
                       ---------------------------   ---------------------------
                         Carrying       Estimated      Carrying      Estimated
                           Value        Fair Value       Value       Fair Value
                       ------------   ------------   ------------   ------------
Financial Liabilities
   Deposits            $124,938,953   $126,100,000   $120,044,864   $120,114,000
   Commitments                    -     15,198,150              -        230,000
   Borrowings            22,000,000     22,844,000     24,000,000     22,994,000


Note 15 - Recent Accounting Pronouncements
          --------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" (SFAS 142") which are effective July 1, 2001 and September 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement.

         In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also requires reporting of discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Statement also eliminates the exception to consolidation for a temporarily controlled subsidiary.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Due to an administrative error, Directors Chase, Francis, Lauterbach, Lufburrow, McCormick, Muhly, and Stewart failed to file timely a Form 4 to report one transaction. All of the other filings by the Company's directors and executive officers were made on a timely basis during the 2001 fiscal year. Other than as disclosed under Item 11, Security Ownership of Certain Beneficial Owners and Management, the Company is not aware of any beneficial owners of more than 10% of its common stock.

Board of Directors

         Each member of the board of directors has been a director of the Company since its incorporation on March 29, 1996.

         Philip W. Chase, Jr., 83, is the retired Chairman of the Board and President of Chase, Fitzgerald & Co. Inc., located in Baltimore, Maryland.

         Herbert A. Davis, 76, is the President and Owner of Herbert Davis Associates, a real estate brokerage and development firm located in Baltimore, Maryland.

         Urban P. Francis, Jr., 75, is retired from Urban Francis Inc., an electrical contracting company in Baltimore, Maryland. Mr. Francis is currently the majority stockholder of U and M, Inc.

         D. Edward Lauterbach, Jr., 77, is the retired President of H.U. Dove & Co., Inc., an insurance company located in Baltimore, Maryland. Mr. Lauterbach continues to be a consultant to H.U. Dove & Co., Inc.

         John E. Lufburrow, 76, is Chairman of the Board of Directors of the Company and the Bank. Mr. Lufburrow preceded Ms. Stewart as President and Chief Executive Officer of the Bank. Mr. Lufburrow has been employed by the Bank since 1950.

         Hugh P. McCormick, 81, retired in 1982 from McCormick & Co., Inc., a manufacturer and importer of spices and flavorings. Prior to retirement, Mr. McCormick served as the Corporate Assistant Secretary and the Director of a division of McCormick & Co., Inc. He also served as President of a subsidiary of McCormick & Co., Inc. of Baltimore County.

         Edwin C. Muhly, Jr., 71, is the retired President and Chief Executive Officer of Muhly's Bakery located in Baltimore, Maryland.

         Peggy J. Stewart, 65, is the President and Chief Executive Officer of the Company and the Bank. Ms. Stewart has been employed by the Bank since 1953.

Executive Officers Who Are Not Directors:

         Daniel J. Gallagher, 45, is Executive Vice President, Chief Financial Officer, and Senior Compliance Officer of the Company and the Bank. From 1993 to 1997, Mr. Gallagher was employed by Liberty Federal Savings and Loan Association in Baltimore, Maryland, during which time he also served as president of that institution. From 1985 to 1993, Mr. Gallagher was employed by First National Bank of Maryland.

         Diana L. Rohrback, 50, is Vice President and Corporate Secretary of the Company and the Bank. Ms. Rohrback has been employed by the Bank since 1969.

         Robin L. Taylor, 41, is Controller for the Company and the Bank. Ms. Taylor is a certified public accountant and has been employed by the Bank since 1978.

Item 10.  Executive Compensation
--------------------------------

Director Compensation

         In the fiscal year ended September 30, 2001, each non-employee Director and the Chairman of the Board of Directors of the Bank received a monthly fee of $700, regardless of attendance, and $300 for each meeting attended. Each member of the Compensation and Benefits Committee and the member of the Asset/Liability Committee received an additional $300 for attendance at each meeting attended. Each non-employee director who is a member of the Loan Committee is each paid $100 for the first loan reviewed and $25 for each additional loan reviewed. For the fiscal year ended September 30, 2001, total fees paid to Directors were approximately $106,000.

         On January 16, 2001, upon stockholder ratification, Ms. Stewart and Mr. Lufburrow were awarded options to purchase 25,000 shares of Common Stock and each of the non-employee directors were awarded options to purchase 4,950 shares of Common Stock. The options awarded to Ms. Stewart and Mr. Lufburrow were fully exercisable on the date of grant. Options awarded to the non-employee directors are exercisable at the rate of 331/3% per year commencing on November 13, 2001. The exercise price of the options for all directors is the fair market value of the stock on the date of grant.

         During the fiscal year ended 1999, the Bank implemented a change in control severance plan with the directors of the Bank. The plan provides that following a change in control of the Bank and the termination of the services of the directors (or within 18 months after the change in control), the directors will receive their current board compensation, at the time of termination, for a period of 18 months.

Executive Compensation

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer. No other executive officer of either the Bank or the Company had a salary and bonus during the three years ended September 30, 2001, that exceeded $100,000 for services rendered in all capacities to the Bank or the Company.

                                                                        Long Term Compensation
                                    Annual Compensation                         Awards
                               ------------------------------------   ---------------------------
                                                                      Restricted     Securities
Name and              Fiscal                          Other Annual       Stock       Underlying       All Other
Principal Position     Year    Salary($)    Bonus($)   Compensation     Award($)   Options (#)(2)    Compensation($)
------------------     ----    ---------    --------   ------------   ----------   --------------    ---------------
Peggy J. Stewart       2001    160,000       5,769         --              --          25,000          45,820(3)
President and CEO      2000    150,000      10,154         --              --              --          48,620
                       1999    132,000       9,231         --         174,150(1)       45,765          44,796

(1) Represents awards of 12,960 shares of Common Stock under the MSBP based upon the value of such stock of $13.4375 per share as of the date of such award. Such stock awards become non-forfeitable at the rate of 2,592 shares per year commencing on October 8, 1997. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. At September 30, 2001, 2,592 shares with a market value of $29,523 at such date (based on the closing price of Common Stock $11.39 at such date) remain unvested.
(2)      See "-- Stock Awards."
(3) For fiscal year 2001 represents an allocation of 4,582 shares of Common Stock under the ESOP, at a cost of $10 per share. As of September 30, 2001, the market value of such shares was $52,189.

         Employment Agreement. The Bank entered into an employment agreement with Peggy J. Stewart, President and CEO of the Bank ("Agreement"). The Agreement has a three year term. Under the Agreement, Ms. Stewart's employment may be terminated by the Bank for "just cause" as defined in the Agreement. If the Bank terminates Ms. Stewart without just cause, Ms. Stewart will be entitled to a continuation of her salary from the date of termination through the remaining term of the Agreement, but not less than one year's salary. In the event of the termination of employment in connection with any change in control of the Bank during the term of the Agreement, Ms. Stewart will be paid in a lump sum an amount equal to 2.99 times the five year average of her annual taxable compensation. In the event of a change in control at September 30, 2001, Ms. Stewart would have been entitled to a lump sum payment of approximately $480,000.

Stock Awards

         The following tables set forth information with respect to options granted to Ms. Stewart in fiscal 2001 and previously granted. The Company has not granted to Ms. Stewart any stock appreciation rights.

                               OPTION GRANTS TABLE
                      Option Grants in Last Fiscal Year (1)

                                   Individual Grants
--------------------------------------------------------------------------------
                                        % of Total
                   # of Securities       Options
                      Underlying        Granted to      Exercise or
                       Options         Employees in      Base Price   Expiration
 Name                 Granted(#)       Fiscal Year         ($/Sh)        Date
 ----                 ----------       -----------         ------        ----

Peggy J. Stewart        25,000            21.63%           $8.125    November 13, 2010



                    Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values
                    -------------------------------------------------------------------------

                                                               Number of Securities
                                                                    Underlying
                                                                   Unexercised               Value of Unexercised
                                                                      Options                In-The-Money Options
                                                                 at FY-End (#)                  at FY-End ($)
                                                           -------------------------     -------------------------
                     Shares Acquired         Value
Name                 on Exercise(#)        Realized($)     Exercisable/Unexercisable     Exercisable/Unexercisable
----                 --------------        -----------     -------------------------     -------------------------
Peggy J. Stewart           --                  --             25,000 / --                    81,625 / --  (1)
                           --                  --             29,289 / 7,324                     -- / --  (2)
                           --                  --              7,321 / 1,831                  1,611 / 403 (3)

---------------
(1) Based upon an exercise price of $8.125 per share and estimated price of $11.39 as of September 30, 2001.
(2) Based upon an exercise price of $11.89 per share and estimated price of $11.39 as of September 30, 2001.
(3) Based upon an exercise price of $11.17 per share and estimated price of $11.39 as of September 30, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth, as of November 30, 2001, persons or groups who own more than 5% of the Common Stock and the ownership of each director, named executive officer, and all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at the record date.

                                                                       Amount and               Percent of Shares
                                                                         Nature of              of Common Stock
Name and Address of Beneficial Owner*                            Beneficial Ownership           Outstanding (%)
-------------------------------------                            --------------------           ---------------
Heritage Savings Bank, F.S.B.
Employee Stock Ownership Plan and Trust ("ESOP")
1505 York Road
Lutherville, Maryland 21093                                              138,568(1)                 10.78

Jeffrey L. Gendell
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
200 Park Avenue, Suite 3900
New York, New York 10166                                                  74,605(2)                  5.81

Gary R. Dowell
Janet M. Dowell
1720 Content Lane
Reisterstown, MD 21136                                                    67,000(3)                  5.21

Terrence S. Walsh
1701 Walters Mill Rd.
Forrest Hill, MD 21050                                                    66,444(4)                  5.17

John E. Lufburrow
1505 York Road
Lutherville, MD  21093                                                   104,903(5)                  7.74

Peggy J. Stewart
1505 York Road
Lutherville, Maryland 21093                                              132,736(5)                  9.79


Philip W. Chase, Jr.                                                      29,129(5)(6)               2.25

Herbert A. Davis                                                          21,197(5)(6)(7)            1.64

Urban P. Francis, Jr.                                                     28,816(5)(6)               2.23

D. Edward Lauterbach, Jr.                                                 23,425(5)(6)               1.81

Hugh P. McCormick                                                         33,516(5)(6)(7)            2.59

Edwin C. Muhly, Jr.                                                       22,697(5)(6)               1.75

Directors and executive officers as a group
(11 persons)                                                             466,495                    30.80

(Footnotes continued on next page.)

------------------
(1) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. The shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The Board of Directors has appointed a committee consisting of the Compensation and Benefits Committee of the bank comprised of non- employee directors Chase, Davis, Lauterbach, Francis, and Muhly to serve as the ESOP administrative committee ("ESOP Committee") and to serve as the ESOP trustees ("ESOP Trustee"). The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustee as directed by the ESOP Committee. As of the record date, 89,761 shares have been allocated under the ESOP to participant accounts.
(2) The information with respect to Jeffrey L. Gendell, Tontine Financial Partners, L.P., and Tontine Management, L.L.C., (collectively, the "Reporting Persons"), is derived from a Schedule 13D, dated January 5, 2001, which states that the Reporting Persons, through certain of its affiliates, had shared voting power and shared dispositive power with regard to 74,605 shares.
(3) The information with respect to Gary R. Dowell and Janet M. Dowell is derived from an amended Schedule 13D, dated November 21, 2001, which states that Gary R. Dowell has sole voting and dispositive power with respect to 51,300 shares and shared voting and dispositive power with his spouse Janet
     M. Dowell with respect to 15,700 shares.
(4)  The  information  with  respect to  Terrence  S.  Walsh is  derived  from a
     Schedule 13D, filed with the SEC on November 28, 2001, which states that Mr. Walsh has sole voting and dispositive power with respect to 66,444 shares.
(5)  Includes  8,605 shares of Common Stock  (except for Mr.  Lufburrow  and Ms.
     Stewart) which may be acquired pursuant to the exercise of stock options which are exercisable within 60 days of the record date. For Mr. Lufburrow and Ms. Stewart, includes 70,765 shares of Common Stock.
(6) Excludes 138,568 shares of Common Stock under the ESOP for which such individual serves as a member of the ESOP committee or as an ESOP Trust. Also, excludes 11,142 MSBP shares for which such individuals serves as a member of the MSBP trust committee. Such individuals disclaim beneficial ownership with respect to ESOP and MSBP shares.
(7)  Mr. Herbert A. Davis and Mr. Hugh P. McCormick are first cousins.
* Addresses of beneficial holders that hold over 5% of the Company's common stock.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

         a. The following exhibits are included in this Report or incorporated herein by reference:

                   3(i)    Articles of Incorporation of WHG Bancshares  Corporation *
                   3(ii)   Amended Bylaws of WHG Bancshares Corporation ******
                  10.1     Form of Amended and Restated Employment Agreement with
                           Peggy J. Stewart ***
                  10.2     Form of Amended and Restated Change in Control Severance
                           Agreements for three executive officers ***
                  10.3     Amendment to the 1996 Stock Option Plan ****
                  10.4     Amendment to Management Stock Bonus Plan and Trust Agreement ****
                  10.5     Form of Directors Change In Control Severance Plan **
                  10.6     2001 Stock Option Plan *****
                  21       Subsidiaries of the Registrant (See Item 1 - Description of Business)
                  23       Consent of Anderson Associates, LLP

          -----------------------
          * Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.

          ** Incorporated by reference to the September 30, 1999 Form 10-KSB filed with the SEC on December 21, 1999.

          *** Incorporated by reference to the September 30, 2000 Form 10-KSB filed with the SEC on December 18, 2000.

          **** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.

          ***** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 18, 2000.

          ****** Incorporated by reference to the March 31, 2001 Form 10QSB filed with the SEC on February 13, 2001.

         (b) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 2001.

                             WHG BANCSHARES CORPORATION


                             By: /s/Peggy J. Stewart
                                 -----------------------------------------------
                                 Peggy J. Stewart
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 21, 2001.



/s/Peggy J. Stewart                                           /s/John E. Lufburrow
-----------------------------------------------               --------------------------------------------
Peggy J. Stewart                                              John E. Lufburrow
President, Chief Executive Officer and Director               Chairman of the Board
(Principal Executive Officer)

/s/Daniel J. Gallagher                                        /s/Robin L. Taylor
-----------------------------------------------               --------------------------------------------
Daniel J. Gallagher                                           Robin L. Taylor
Vice President and Chief Financial Officer                    Controller
                                                              (Principal Accounting and Financial Officer)

/s/Philip W. Chase, Jr.                                       /s/Herbert A. Davis
-----------------------------------------------               --------------------------------------------
Philip W. Chase, Jr.                                          Herbert A. Davis
Director                                                      Director

/s/Urban P. Francis, Jr.                                      /s/D. Edward Lauterbach, Jr.
-----------------------------------------------               --------------------------------------------
Urban P. Francis, Jr.                                         D. Edward Lauterbach, Jr.
Director                                                      Director

/s/Hugh P. McCormick                                          /s/Edwin C. Muhly, Jr.
-----------------------------------------------               --------------------------------------------
Hugh P. McCormick                                             Edwin C. Muhly, Jr.
Director                                                      Director
