Form 10QSB
period 2001-12-31
WHG BANCSHARES CORP
filed 2002-02-13
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

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

                           YES  X       NO
                               ---         ---

 Number of shares of Common Stock outstanding as of February 1, 2002: 1,285,050

Transitional Small Business Disclosure Format (check one)

                           YES          NO  X
                               ---         ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents

                                                                                                          Pages
                                                                                                          -----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................................................

          Consolidated Statements of Financial Condition at December 31, 2001
          (unaudited) and September 30, 2001.................................................................3

          Consolidated Statements of Operations (unaudited) for the three months ended
          December 31, 2001 and 2000 ........................................................................4

          Consolidated Statements of Comprehensive Income (unaudited) for the three months ended
          December 31, 2001 and 2000.........................................................................5

          Consolidated Statements of Cash Flows (unaudited) for the three months ended
          December 31, 2001 and 2000.......................................................................6-7

          Notes to Consolidated Financial Statements (unaudited)...........................................8-9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................................10-12


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................................13

     Item 2.  Changes in Securities.........................................................................13

     Item 3.  Defaults upon Senior Securities...............................................................13

     Item 4.  Submission of Matters to a Vote of Security-Holders...........................................13

     Item 5.  Other Information.............................................................................13

     Item 6.  Exhibits and Reports on Form 8-K..............................................................13

Signatures..................................................................................................14

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                            December 31,    September 30,
                                                                 2001             2001
                                                           -------------    -------------
                                                              (Unaudited)
        Assets
        ------
Cash                                                       $   1,883,668    $     711,509
Interest bearing deposits in other banks                      14,991,501        2,168,790
Federal funds sold                                             8,517,406        1,183,000
Investments available for sale                                 5,879,724       18,644,744
Other investments held to maturity                             3,000,000       12,000,000
Mortgage backed securities                                    12,974,598       13,997,566
Loans receivable - net                                       112,531,696      110,275,237
Accrued interest receivable - loans                              487,138          507,291
                            - investments                        126,588          731,841
                            - mortgage backed securities          69,617           75,184
Premises and equipment - net                                   1,359,004        1,379,141
Federal Home Loan Bank of Atlanta stock, at cost               1,450,000        1,450,000
Deferred income taxes                                            336,281          329,818
Prepaid and refundable income taxes                               48,109           36,899
Other assets                                                     236,580          748,177
                                                           -------------    -------------
Total assets                                               $ 163,891,910    $ 164,239,197
                                                           =============    =============
     Liabilities and Stockholders' Equity
     ------------------------------------

         Liabilities
   Checks outstanding in excess of bank balances           $     483,910    $      18,868
   Deposits                                                  124,053,199      124,938,953
   Borrowings                                                 22,000,000       22,000,000
   Advance payments by borrowers for taxes and insurance         139,149           77,724
   Income taxes payable                                           49,386           27,059
   Other liabilities                                             231,062          277,765
                                                           -------------    -------------
Total liabilities                                            146,956,706      147,340,369

Commitments and contingencies

Stockholders' Equity
--------------------
   Common stock .10 par value; authorized 1,620,062
    shares;  issued  and outstanding 1,285,050 shares at
    December 31, 2001 and 1,285,132 shares at
    September 30, 2001                                           128,505          128,513
   Additional paid-in capital                                  6,877,386        6,854,591
   Retained earnings (substantially restricted)               10,259,055       10,267,594
   Accumulated other comprehensive income                          2,472           12,745
   Employee Stock Ownership Plan                                (332,214)        (364,615)
                                                           -------------    -------------
Total stockholders' equity                                    16,935,204       16,898,828
                                                           -------------    -------------
Total liabilities and stockholders' equity                 $ 163,891,910    $ 164,239,197
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                      For Three Months Ended
                                                     ------------------------
                                                     December 31, December 31,
                                                      ----------   ----------
                                                         2001         2000
                                                      ----------   ----------
Interest and fees on loans                            $2,129,529   $1,885,134
Interest and dividends on investment securities          268,099      645,397
Interest on mortgage backed securities                   214,117      260,874
Other interest income                                    106,005      151,931
                                                      ----------   ----------

Total interest income                                  2,717,750    2,943,336

Interest on deposits                                   1,518,039    1,637,831
Interest on short-term borrowings                         26,779            -
Interest on long-term borrowings                         283,320      359,359
                                                      ----------   ----------
Total interest expense                                 1,828,138    1,997,190
                                                      ----------   ----------
Net interest income                                      889,612      946,146
                                                      ----------   ----------
Provision for loan losses                                      -       30,000
                                                      ----------   ----------
Net interest income after provision for loan losses      889,612      916,146

Non-Interest Income
-------------------
  Fees and charges on loans                                6,637        5,162
  Fees on transaction accounts                            14,948       14,012
  Other income                                            19,824       15,337
                                                      ----------   ----------
Total non-interest income                                 41,409       34,511

Non-Interest Expenses
---------------------
  Salaries and related expenses                          481,163      474,284
  Occupancy                                               46,144       49,068
  SAIF deposit insurance premium                           5,737        5,944
  Depreciation of equipment                               24,664       32,289
  Advertising                                             12,892       21,727
  Data processing costs                                   30,684       27,870
  Professional services                                   54,071       44,510
  Other expenses                                         105,826      118,912
                                                      ----------   ----------
Total non-interest expenses                              761,181      774,604
                                                      ----------   ----------

Income before tax provision                              169,840      176,053
Provision for income taxes                                67,117       68,812
                                                      ----------   ----------
Net income                                            $  102,723   $  107,241
                                                      ==========   ==========
Basic earnings per share                              $      .08   $      .09
                                                      ==========   ==========
Diluted earnings per share                            $      .08   $      .09
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------

                                                                 For Three Months Ended
                                                               --------------------------
                                                               December 31,  December 31,
                                                               ------------  ------------
                                                                   2001         2000
                                                                ---------    ---------
Net income                                                      $ 102,723    $ 107,241

Unrealized holding (losses) gains net of tax of $6,463
  and $369,051 for the three month periods ended December 31,
  2001 and 2000, respectively                                     (10,273)     586,547
                                                                ---------    ---------


Comprehensive income                                            $  92,450    $ 693,788
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                          For Three Months Ended
                                                                      -------------------------------
                                                                       December 31,    December 31,
                                                                       ------------    ------------
                                                                          2001            2000
                                                                       ------------    ------------
Operating Activities
     Net income                                                        $    102,723    $    107,241
     Loss on disposal of equipment                                                -           1,001
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and
          discounts on mortgage backed securities                             1,246             395
         Amortization of deferred loan fees                                 (80,089)           (613)
         Loan fees deferred                                                  79,029            (322)
         Decrease in discount on loans purchased                            (65,571)        (49,177)
         Amortization of discounts on investments available for sale         (1,716)            (46)
         Provision for loan losses                                                -          30,000
         Non-cash compensation under stock-based benefit plans               56,151          69,826
         Decrease in accrued interest receivable                            630,973         146,498
         Provision for depreciation                                          32,591          42,888
         (Increase) decrease in prepaid income taxes                        (11,210)          7,526
         Decrease (increase) in other assets                                511,597          (7,989)
         (Decrease) increase in accrued interest payable                       (418)             51
         Increase in income taxes payable                                    22,327          51,285
         Decrease in other liabilities                                      (46,703)        (24,121)
                                                                       ------------    ------------
              Net cash provided by operating activities                   1,230,930         374,443

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from sales and maturities of investments
      available for sale                                                 12,750,000               -
     Proceeds from maturing investments held to maturity                  9,000,000               -
     Principal collected on mortgage backed securities - held
      to maturity                                                         1,021,722         402,251
     Net decrease (increase) in shorter term loans                           32,382         (13,423)
     Longer term loans originated                                        (8,085,273)     (2,024,655)
     Principal collected on longer term loans                             5,863,063       1,583,699
     Investment in premises and equipment                                   (12,454)        (91,818)
                                                                       ------------    ------------
         Net cash provided (used) by investment activities               20,569,440        (143,946)


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                   For Three Months Ended
                                                                 ----------------------------
                                                                 December 31,    December 31,
                                                                 ------------    ------------
                                                                     2001            2000
                                                                 ------------    ------------
Cash Flows from Financing Activities
------------------------------------
     Net increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                          $    457,216    $    778,910
     Net (decrease) increase in certificates of deposit            (1,281,127)      5,340,355
     Increase in checks outstanding in excess of bank balance         465,042         389,777
     Dividends on stock                                              (111,262)       (109,398)
     Stock repurchase                                                    (963)              -
                                                                 ------------    ------------
              Net cash (used) provided by financing activities       (471,094)      6,399,644
                                                                 ------------    ------------

Increase in cash and cash equivalents                              21,329,276       6,630,141
Cash and cash equivalents at beginning of period                    4,063,299       5,994,277
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $ 25,392,575    $ 12,624,418
                                                                 ============    ============

The following is a Summary of Cash and Cash Equivalents:
-------------------------------------------------------
     Cash                                                        $  1,883,668    $  1,329,565
     Interest bearing deposits in other banks                      14,991,501       5,100,853
     Federal funds sold                                             8,517,406       6,194,000
                                                                 ------------    ------------

          Cash and Cash Equivalents                              $ 25,392,575    $ 12,624,418
                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
     Cash paid during the year for:

         Interest                                                $  1,825,185    $  1,991,836
                                                                 ============    ============

         Taxes                                                   $     56,000    $     10,000
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of the United States of America. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2002 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.


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

Note 3 - Investment Available for Sale
         -----------------------------

                   The amortized cost and fair values of investments available for sale at are as follows:

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized         Fair
                                            Cost          Gains          Losses           Value
                                        -------------   -----------   ------------    -------------
             December 31, 2001
             -----------------
             Equity investments        $      356,198   $     6,075   $     43,815    $     318,458
             Federal Home Loan
              Bank Bonds                    5,519,501        42,538            770        5,561,269
             Federal Home Loan
              Mortgage Corporation
              Bonds                                 -             -              -                -
                                        -------------   -----------   ------------    -------------
                                        $   5,875,699   $    48,613   $     44,585    $   5,879,727
                                        =============   ===========   ============    =============

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 3 - Investment Available for Sale - Continued
         -----------------------------

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized         Fair
                                            Cost          Gains          Losses           Value
                                        -------------   -----------   ------------    -------------
             September 30, 2001
             ------------------
             Equity investments         $     356,198    $       -     $   47,498      $    308,700
             Federal Home Loan
              Bank Bonds                   15,018,601       67,443              -        15,086,044
             Federal Home Loan
              Mortgage Corporation
              Bonds                         3,249,181          819              -         3,250,000
                                         ------------    ---------     ----------      ------------
                                         $ 18,623,980    $  68,262     $   47,498      $ 18,644,744
                                         ============    =========     ==========      ============

Note 4 - Earnings Per Share
         ------------------

                   Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three month periods ended December 31, as follows:

                                                   2001         2000
                                               ----------   ----------

            Net income                         $  102,723   $  107,241
                                               ==========   ==========
            Weighted Average Shares
             Outstanding basic EPS              1,228,789    1,195,160
            Diluted Items:
               Stock options                       41,418            -
               Unvested stock awards                  269           48
                                               ----------   ----------
            Adjusted weighted average shares
               Used for dilutive EPS            1,270,476    1,195,208
                                               ==========   ==========

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions. WHG Bancshares Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Since we conduct no significant business other than owning all of the common stock of Heritage Savings Bank, F.S.B. ("Heritage Savings"), references in this discussion to "we," "us," and "our," refer collectively to WHG Bancshares Corporation and Heritage Savings.

Overview

         For the three months ended December 31, 2001, net earnings decreased $4,000 to $103,000, or $.08 diluted earnings per share, from $107,000, or $.09 diluted earnings per share, for the comparative 2000 period. Our earnings decreased primarily due to a decrease in net interest income.

Results of Operations

Net Interest Income

         Net interest income decreased $56,000 to $890,000 for the three months ended December 31, 2001 from $946,000 for the comparable 2000 period. The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, decreased for the three months ended December 31, 2001 to 1.81% from 1.97% for the comparable 2000 period. The decrease in interest rate spread is primarily the result of a decrease in the average yield on other interest earning assets, predominantly federal funds sold and interest bearing deposits in other banks, partially offset by a decrease in rates paid on interest bearing liabilities, principally demand deposits.

Interest Income

         Total interest income decreased $225,000 to $2,718,000 for the three months ended December 31, 2001 from $2,943,000 for the comparable 2000 period. Total average interest rate yields for the three months ended December 31, 2001 was 6.77% compared to 7.34% for the same three month period in fiscal 2000. The decrease in total interest income was primarily related to the decrease in the total average balance of investments and mortgage backed securities and lower average interest rate yields paid on other interest earning assets, offset by increases in the total average balances of loans receivable and other interest earning assets.

         Interest and fees on loans increased $245,000 to $2,130,000 for the three months ended December 31, 2001 from $1,885,000 for the comparable 2000 period. The increase was the result of an increase in the average dollar amount of loans outstanding at December 31, 2001 of $13,219,000 as a result of new loans originations. In addition, for the three months ended December 31, 2001, the average yield on average loans decreased slightly to 7.72% compared to 7.76% at the comparable 2000 period as the result of higher yielding 1 to 4 family mortgage loans modifying to lower yielding interest rates, partially offset by higher yielding commercial and real estate investment loans originated.

         Interest and dividend income on investment securities decreased $377,000 to $268,000 for the three months ended December 31, 2001 from $645,000 for the 2000 comparable period. Such decreases for the current period was due to the decreases in average investment balances at amortized cost of $26,080,000 from investments called by issuers.

         Interest income on mortgage backed securities decreased $47,000 to $214,000 for the three months ended December 31, 2001 from $261,000 for the comparable 2000 period. The decrease was the result of a decrease in the average dollar amount of mortgage backed securities outstanding at December 31, 2001 of $2,813,000.

         Other interest income decreased $46,000 to $106,000 for the three months ended December 31, 2000 from $152,000 for the comparable 2000 period. As the result of short-term market rate decreases, the yield on our other interest earning assets decreased 432 basis points to 1.72% for the three months ended December 31, 2001 from 6.04%, for the same period in 2000. The average dollar amount of other interest-earning assets, predominantly interest-bearing deposits in other banks and federal funds sold, increased $14,569,000. Proceeds from the investment calls were deposited in other banks and federal funds sold until such time they can be reinvested in loans originations, other higher yielding investments or reduce higher yielding borrowings.

Interest Expense

         Total interest expense decreased $169,000, or 8.5%, to $1,828,000 for the three months ended December 31, 2001 from $1,997,000 for the comparable 2000 period. Interest on deposits decreased by $120,000, or 7.3%, to $1,518,000 for the three months ended December 31, 2001 from $1,638,000 for the comparable 2000 period. The decrease followed a 99 basis point decline in the average rate paid on demand deposits coupled with a slight decline in certificate of deposits rates from maturing higher yielding certificates. The average rate paid on demand deposits was 1.93% and 2.92% at December 31, 2001 and 2000, respectively.

         Interest on total borrowings decreased $49,000, or 13.6%, to $310,000 for the three months ended December 31, 2001 from $359,000 for the comparable 2000 period. The decrease resulted from a $2.0 million decrease in average borrowings outstanding, coupled with 35 basis point decrease in rates paid on total borrowings.

Provision for Loan Losses

         For the three months ended December 31, 2001, we had no provision for loan losses compared to a $30,000 provision for the same period in fiscal 2000. We continually evaluate the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant conditions. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio - from lower yielding loans (i.e., one-to four family loans) to higher yielding loans (i.e., multi-family, non-residential commercial, construction, and consumer loans). The allowance for loan loss is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provision for losses will not be required.


Non-Interest Expense

         Total non-interest expenses decreased $14,000, or 1.8%, to $761,000 for the three month ended December 31, 2001 from $775,000 for the comparable 2000 period. The rise in salaries and related expenses reflect annual performance incentives and an $18,000 increase in Employee Stock Ownership Plan compensation following the appreciation of our common stock. Increases in salaries and related expenses were partially offset by a $34,000 decrease in Management Stock Bonus Plan ("MSBP") expense. As of October 8, 2001 all granted shares of the MSBP have been distributed and there will be no further stock-based expense until such time the remaining 11,142 shares are granted. At September 30, 2001, our computer system for our four branches and part of our main office was fully depreciated. Accordingly, there was no depreciation expense for this equipment during the current period. Advertising decreased primarily due to an advertising campaign for 18 and 25 month certificates of deposit during the prior 2000 period. Professional fees increased due to an increase in legal fees and for business development planning expenses incurred.

Provision for Income Taxes

         The provision for income taxes decreased $2,000 for the quarter ended December 31, 2001, as compared to the same quarter in 2000. The decrease was the result of a decrease in net income. The effective tax rate for the period ended December 31, 2001 remained relatively unchanged at 39.5% compared to 39.1%.

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

               (b)    None.

----------------------
*          Incorporated by reference to the registration statement on Form S-1
             (File No. 33-80487) declared effective by the SEC on
             February 7, 1996.
**         Incorporated by reference to the September 30, 1999 Form 10-KSB filed with the SEC on  December 21, 1999.
***        Incorporated  by  reference  to the  September  30,  2000 Form
             10-KSB filed with the SEC on December 18, 2000.
****       Incorporated  by  reference  to the  proxy  statement  for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.
*****      Incorporated  by  reference  to the  proxy  statement  for the annual meeting of stockholders filed with the SEC on or about December 18, 2000.
******     Incorporated  by  reference  to the March 31,  2001 Form 10QSB filed with the SEC on February 13, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WHG BANCSHARES CORPORATION


Date:    February 13, 2002        By:      /s/Peggy J. Stewart
                                           -------------------------------------
                                           Peggy J. Stewart
                                           President and Chief Executive Officer
                                           (duly authorized officer)


Date:    February 13, 2002        By:      /s/Robin L. Taylor
                                           -------------------------------------
                                           Robin L. Taylor
                                           Controller (chief accounting officer)