Form 10QSB
period 2002-03-31
WHG BANCSHARES CORP
filed 2002-05-13
CIK 1005018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

                              YES  X      NO
                                  ---        ---

    Number of shares of Common Stock outstanding as of May 1, 2002: 1,285,050

Transitional Small Business Disclosure Format (check one)

                              YES         NO  X
                                  ---        ---

                    WHG BANCSHARES CORPORATION AND SUBSIDIARY

                                    Contents
                                    --------

                                                                                                         Pages
                                                                                                         -----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................................................3

          Consolidated Statements of Financial Condition at March 31, 2002
          (unaudited) and September 30, 2001.................................................................3

          Consolidated Statements of Operations (unaudited) for the six and three months ended
          March 31, 2002 and 2001 ...........................................................................4

          Consolidated Statements of Comprehensive Income (unaudited) for the six and three months ended March 31, 2002 and 2001......................................................................5

          Consolidated Statements of Cash Flows (unaudited) for the six months ended
          March 31, 2002 and 2001..........................................................................6-7

          Notes to Consolidated Financial Statements (unaudited)..........................................8-10

     Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................................11-15


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................................16

     Item 2.  Changes in Securities.........................................................................16

     Item 3.  Defaults upon Senior Securities...............................................................16

     Item 4.  Submission of Matters to a Vote of Security-Holders...........................................16

     Item 5.  Other Information.............................................................................16

     Item 6.  Exhibits and Reports on Form 8-K..............................................................16

Signatures..................................................................................................17


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                               March 31,      September 30,
                                                                             -------------    -------------
                                                                                  2002             2001
                                                                             -------------    -------------
                                                                             (Unaudited)
       Assets
        ------
Cash                                                                         $   1,167,550    $     711,509
Interest bearing deposits in other banks                                         1,297,103        2,168,790
Federal funds sold                                                               3,731,850        1,183,000
Investments available for sale                                                   5,596,844       18,644,744
Other investments held to maturity                                               2,500,000       12,000,000
Mortgage backed securities - available for sale                                  3,984,284                -
Mortgage backed securities - held to maturity                                   14,880,691       13,997,566
Loans receivable - net                                                         119,916,589      110,275,237
Accrued interest receivable - loans                                                533,750          507,291
                            - investments                                          113,624          731,841
                            - mortgage backed securities                            92,413           75,184
Premises and equipment - net                                                     1,334,263        1,379,141
Federal Home Loan Bank of Atlanta stock, at cost                                 1,450,000        1,450,000
Deferred income taxes                                                              393,903          329,818
Prepaid and refundable income taxes                                                133,855           36,899
Other assets                                                                       411,334          748,177
                                                                             -------------    -------------
Total assets                                                                 $ 157,538,053    $ 164,239,197
                                                                             =============    =============
     Liabilities and Stockholders' Equity
     ------------------------------------

         Liabilities
   Deposits                                                                  $ 119,739,036    $ 124,938,953
   Borrowings                                                                   19,250,000       22,000,000
   Advance payments by borrowers for taxes and insurance                           337,215           77,724
   Checks outstanding in excess of bank balances                                   999,739           18,868
   Income taxes payable                                                             11,045           27,059
   Other liabilities                                                               229,837          277,765
                                                                             -------------    -------------
Total liabilities                                                              140,566,872      147,340,369

Commitments and contingencies

Stockholders' Equity
--------------------

   Common stock .10 par value; authorized 1,620,062
    shares; issued and outstanding 1,285,050 shares at
    March 31, 2002 and 1,285,132 shares at
    September 30, 2001                                                             128,505          128,513
   Additional paid-in capital                                                    6,909,975        6,854,591
   Retained earnings (substantially restricted)                                 10,321,622       10,267,594
   Accumulated other comprehensive (loss) income                                   (89,108)          12,745
   Employee Stock Ownership Plan                                                  (299,813)        (364,615)
                                                                             -------------    -------------
Total stockholders' equity                                                      16,971,181       16,898,828
                                                                             -------------    -------------

Total liabilities and stockholders' equity                                   $ 157,538,053    $ 164,239,197
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                For Six Months Ended            For Three Months Ended
                                                                       March 31,                       March 31,
                                                           ----------------------------      -----------------------------
                                                                 2002           2001              2002            2001
                                                                 ----           ----              ----            ----
Interest and fees on loans                                   $4,264,893      $3,780,705       $2,135,364        $1,895,571
Interest on mortgage backed securities                          471,188         513,950          257,071           253,076
Interest and dividends on investment
 securities                                                     429,020       1,286,470          160,921           641,073
Other interest income                                           157,263         256,741           51,258           104,810
                                                             ----------      ----------       ----------        ----------

Total interest income                                         5,322,364       5,837,866        2,604,614         2,894,530

Interest on deposits                                          2,833,334       3,270,650        1,315,295         1,632,819
Interest on short-term borrowings                                35,511               -            8,732                 -
Interest on long term borrowings                                560,481         659,403          277,161           300,044
                                                             ----------      ----------       ----------        ----------
Total interest expense                                        3,429,326       3,930,053        1,601,188         1,932,863
                                                             ----------      ----------       ----------        ----------

Net interest income                                           1,893,038       1,907,813        1,003,426           961,667
Provision for loan losses                                             -          30,000                -                 -
                                                             ----------      ----------       ----------        ----------
Net interest income after provision for
 loan losses                                                  1,893,038       1,877,813        1,003,426           961,667

Non-Interest Income
   Fees and charges on loans                                     13,691          10,650            7,054             5,488
   Fees on transaction accounts                                  25,760          26,716           10,812            12,704
   Gain on sale of investments                                    7,739               -            7,739                 -
   Other income                                                  34,689          31,964           14,865            16,627
                                                             ----------      ----------       ----------        ----------
Total non-interest income                                        81,879          69,330           40,470            34,819
Non-Interest Expenses
   Salaries and related expenses                                962,054         965,333          480,891           491,049
   Occupancy                                                     90,640          98,332           44,496            49,264
   SAIF deposit insurance premium                                11,367          11,815            5,630             5,871
   Depreciation of equipment                                     49,132          60,290           24,468            28,001
   Advertising                                                   24,499          42,820           11,607            21,093
   Data processing costs                                         65,258          56,262           34,574            28,392
   Professional services                                        109,679          91,642           55,608            47,132
   Other expenses                                               206,706         217,946          100,880            99,034
                                                             ----------      ----------       ----------        ----------
Total non-interest expenses                                   1,519,335       1,544,440          758,154           769,836
                                                             ----------      ----------       ----------        ----------

Income before tax provision                                     455,582         402,703          285,742           226,650

Provision for income taxes                                      179,030         162,231          111,913            93,419
                                                             ----------      ----------       ----------        ----------

Net income                                                   $  276,552     $   240,472       $  173,829       $   133,231
                                                             ==========     ===========       ==========       ===========

Basic earnings per share                                     $      .22     $       .20       $      .14       $       .11
                                                             ==========     ===========       ==========       ===========

Diluted earnings per share                                   $      .21     $       .20       $      .13       $       .11
                                                             ==========     ===========       ==========       ===========

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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------

                                                            For Six Months Ended
                                                           March 31,     March 31,
                                                          -----------    ---------
                                                              2002          2001
                                                          ----------    ----------
Net income                                                $  276,552    $  240,472

Unrealized holding (losses) gains net of tax of $61,044
 and $582,513 for the six month periods ended March 31,
 2002 and 2001, respectively                                 (97,155)      925,806

Reclassification adjustment for gains included in net
 income, net of tax of $3,041 for the six month period
 ended March 31, 2002                                         (4,698)            -
                                                          ----------    ----------


Comprehensive income                                      $  174,699    $1,166,278
                                                          ==========    ==========

                                                            For Three Months Ended
                                                             March 31,    March 31,
                                                             ---------    ---------
                                                                 2002        2001
                                                             ---------    ---------
Net income                                                   $ 173,829    $ 133,231

Unrealized  holding  (losses)  gains net of tax of $54,581
 and  $213,461 for the three month periods ended March 31,
 2002 and 2001, respectively                                   (86,882)     339,258

Reclassification adjustment for gains included in net
 income, net of tax of $3,041 for the three month period
 ended March 31, 2002                                           (4,698)           -
                                                             ---------    ---------


Comprehensive income                                         $  82,249    $ 472,489
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                          For Six Months Ended
                                                                       ----------------------------
                                                                        March 31,        March 31,
                                                                       ------------    ------------
                                                                            2002            2001
                                                                       ------------    ------------
Operating Activities
--------------------
     Net income                                                        $    276,552    $    240,472
     Loss on disposal of equipment                                                -           1,001
     Gain on sale of investment available for sale                           (7,739)              -
Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
      -------------------------------------
         Net accretion/amortization of premiums and
          discounts on mortgage backed securities                             3,533           1,424
         Amortization of deferred loan fees                                (139,268)        (13,134)
         Loan fees deferred                                                 190,852           1,558
         Decrease in discount on loans purchased                           (125,097)        (76,356)
         Amortization of discounts on investments available for sale         (1,730)            (92)
         Provision for loan losses                                             --            30,000
         Non-cash compensation under stock-based benefit plans              121,141         131,232
         Decrease in accrued interest receivable                            574,529         127,021
         Provision for depreciation                                          64,918          81,234
         Decrease in deferred income tax assets                                --           (24,419)
         Increase in prepaid income taxes                                   (96,956)        (29,465)
         Decrease in other assets                                           336,843           2,418
         (Decrease) increase in accrued interest payable                       (148)             14
         Decrease in income taxes payable                                   (16,014)        (31,874)
         Decrease in other liabilities                                      (47,928)        (42,064)
                                                                       ------------    ------------
              Net cash provided by operating activities                   1,133,488         398,970

Cash Flows from Investment Activities
-------------------------------------
     Proceeds from sales and calls of investments
      available for sale                                                 12,917,364            --
     Proceeds from calls of investments held to maturity                  9,500,000         200,000
     Purchase of mortgage backed securities available for sale           (4,027,500)           --
     Purchase of mortgage backed securities held to maturity             (2,873,946)           --
     Principal collected on mortgage backed securities - available
       for sale                                                              17,006            --
     Principal collected on mortgage backed securities - held
      to maturity                                                         1,987,565         882,018
     Net decrease (increase) in shorter term loans                          157,802         (24,549)
     Longer term loans originated                                       (20,160,826)     (4,279,528)
     Principal collected on longer term loans                            10,435,185       3,510,174
     Investment in premises and equipment                                   (20,040)       (255,177)
                                                                       ------------    ------------
         Net cash provided by investment activities                       7,932,610          32,938


                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                    For Six Months Ended
                                                                 -------------------------

                                                                  March 31,      March 31,
                                                                 -----------    ----------
                                                                    2002           2001
                                                                 -----------    -----------
Cash Flows from Financing Activities
------------------------------------
     Net increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance                          $ 1,904,243    $ 3,538,765
     Net (decrease) increase in certificates of deposit           (6,844,521)     1,588,777
     Increase in checks outstanding in excess of bank balance        980,871        394,815
     Net decrease in borrowings                                   (2,750,000)    (3,000,000)
     Dividends on stock                                             (222,524)      (218,795)
     Stock repurchase                                                   (963)        (5,009)
                                                                 -----------    -----------
              Net cash (used) provided by financing activities    (6,932,894)     2,298,553
                                                                 -----------    -----------

Increase in cash and cash equivalents                              2,133,204      2,730,461
Cash and cash equivalents at beginning of period                   4,063,299      5,994,277
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 6,196,503    $ 8,724,738
                                                                 ===========    ===========

The following is a Summary of Cash and Cash Equivalents:
--------------------------------------------------------
     Cash                                                        $ 1,167,550    $ 1,249,632
     Interest bearing deposits in other banks                      1,297,103      3,428,106
     Federal funds sold                                            3,731,850      4,047,000
                                                                 -----------    -----------

          Cash and Cash Equivalents                              $ 6,196,503    $ 8,724,738
                                                                 ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid during the year for:

         Interest                                                $ 3,431,960    $ 3,977,091
                                                                 ===========    ===========

         Taxes                                                   $   310,000    $   266,000
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

                   WHG BANCSHARES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                              Lutherville, Maryland
                              ---------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of the United States of America. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six and three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year September 30, 2002 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.


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

Note 3 - Investment Available for Sale
         -----------------------------

                   The amortized cost and fair values of investments available for sale at are as follows:

                                       Gross        Gross
                        Amortized    Unrealized   Unrealized      Fair
                           Cost        Gains        Losses        Value
                           ----        -----        ------        -----
March 31, 2002
--------------
Equity investments      $  196,573   $        -   $   17,173   $  179,400
Federal Home Loan
 Bank Bonds              5,519,512            -      102,068    5,417,444
Federal Home Loan
 Mortgage Corporation
 Bonds                           -            -            -            -
                        ----------   ----------   ----------   ----------
                        $5,716,085   $        -   $  119,241   $5,596,844
                        ==========   ==========   ==========   ==========

WHG BANCSHARES CORPORATION AND SUBSIDIARIES
-------------------------------------------
Lutherville, Maryland
---------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


Note 3 - Investment Available for Sale - Continued
         -----------------------------------------

                                         Gross        Gross
                         Amortized     Unrealized   Unrealized      Fair
                            Cost         Gains        Losses        Value
                            ----         -----        ------        -----
September 30, 2001
------------------
Equity investments      $   356,198   $         -   $    47,498   $   308,700
Federal Home Loan
 Bank Bonds              15,018,601        67,443             -    15,086,044
Federal Home Loan
 Mortgage Corporation
 Bonds                    3,249,181           819             -     3,250,000
                        -----------   -----------   -----------   -----------
                        $18,623,980   $    68,262   $    47,498   $18,644,744
                        ===========   ===========   ===========   ===========



Note 4 - Mortgage Backed Securities Available for Sale
         ---------------------------------------------

                   The  amortized  cost  and  fair  values  of  mortgage  backed securities available for sale at are as follows:

                                Gross        Gross
                  Amortized   Unrealized   Unrealized      Fair
                    Cost        Gains        Losses        Value
                    ----        -----        ------        -----
March 31, 2002
--------------
GNMA ARM         $4,010,217   $        -   $   25,933   $3,984,284

                 $4,010,217   $        -   $   25,933   $3,984,284
                 ==========   ==========   ==========   ==========


                   There were no mortgage backed  securities  available for sale at September 30, 2001.

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

                                  For the Six Months Ended   For the Three Months Ended
                                  ------------------------   --------------------------
                                    March 31,    March 31,    March 31,    March 31,
                                   ----------   ----------   ----------   ----------
                                      2002         2001         2002         2002
                                   ----------   ----------   ----------   ----------

Net income                         $  276,552   $  240,472   $  173,829   $  133,231
                                   ==========   ==========   ==========   ==========
Weighted Average Shares
 Outstanding basic EPS              1,230,790    1,197,572    1,233,291    1,200,038
Diluted Items:
   Stock options                       57,384       12,007       73,368       18,933
   Unvested stock awards                  962        1,895        1,656        3,174
                                   ----------   ----------   ----------   ----------
Adjusted weighted average shares
   Used for dilutive EPS            1,289,136    1,211,474    1,308,315    1,222,145
                                   ==========   ==========   ==========   ==========


Note 6 - Merger Agreement
         ----------------

                   On February 27, 2002, BCSB Bankcorp, Inc. ("BCSB Bankcorp"), the holding company for Baltimore County Savings Bank, F.S.B., ("Baltimore County Savings") and WHG Bancshares Corporation ("WHG"), the holding company for Heritage Savings Bank, F.S.B. ("Heritage"), announced jointly that they entered into a definitive agreement under which Baltimore County Savings and WHG would merge in an all-cash transaction valued at $14.25 per share, or approximately $18 million in total. The merger transaction is expected to be consummated on or about September 2002.

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

Overview

         On February 27, 2002, BCSB Bankcorp, Inc. ("BCSB Bankcorp"), the holding company for Baltimore County Savings Bank, F.S.B., ("Baltimore County Savings") and WHG Bancshares Corporation ("WHG"), the holding company for Heritage Savings Bank, F.S.B. ("Heritage"), announced jointly that they entered into a definitive agreement under which Baltimore County Savings and WHG would merge in an all-cash transaction valued at $14.25 per share, or approximately $18 million in total. The merger transaction is expected to be consummated on or about September 2002.

         For the six months ended March 31, 2002, net earnings increased $37,000 to $277,000 or $.21 per diluted share, from $240,000, or $.20 per diluted share, for the comparative fiscal 2001 period. In general, the increased net earnings for the current six-month period resulted from the combination of a decrease in the provision for loan loss and a decrease in non-interest expenses.

         For the three months ended March 31, 2002, net earnings increased $41,000 to $174,000, or $.13 diluted earnings per share, from $133,000, or $.11 diluted earnings per share, for the comparative 2001 period. Our earnings increased primarily due to an increase in net interest income and a decrease in non-interest expense.

Financial Condition

         Our assets at March 31, 2002 decreased $6,701,000, or 4.1%, to $157,538,000 from $164,239,000 at September 30, 2001. Our liabilities at March 31, 2002 decreased $6,773,000, or 4.6%, to $140,567,000 from $147,340,000 at
September 30, 2001. At March 31, 2002 we used approximately $22,250,000 of our proceeds from investments called by issuers to fund a net increase in loans receivable of $9,600,000, purchase mortgage backed securities of $6,901,000, and repay $2,750,000 of our long-term debt.

         At March 31, 2002, our net worth increased by $72,000, or .4%, to $16,971,000 from $16,899,000 at September 30, 2001. The increase primarily reflects the current periods net income and the reduction of stock-based benefit plan obligations, partially offset by the $102,000 increase in accumulated other comprehensive loss and $223,000 of dividend declarations. Because of interest rate volatility, accumulated other comprehensive (loss) income and stockholders' equity could materially fluctuate for each interim period and year-end period. See Notes 3 and 4 to the consolidated financial statements.

Results of Operations

Net Interest Income

         Net interest income decreased $15,000, or .8%, to $1,893,000 for the six months ended March 31, 2002 from $1,908,000 for the comparable 2001 period. The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, decreased slightly to 1.99% from 2.00% for the six month periods ended March 31, 2002 and 2001.

         Net interest income increased $41,000, or 4.3%, to $1,003,000 for the three months ended March 31, 2002 from $962,000 for the comparable 2001 period. The interest rate spread, increased for the three months ended March 31, 2002 to 2.18% from 2.02% for the comparable 2001 period. The increase in interest rate spread is primarily the result of a decrease in rates paid on deposits partially offset by a decrease in the average yield on interest earning assets, predominantly loans, federal funds sold and interest bearing deposits in other banks.

Interest Income

         Total interest income for the six and three month periods ended March 31, 2002 was $5,322,000 and $2,605,000, compared to $5,838,000 and $2,895,000, respectively, for the same periods in fiscal 2001. Total average interest rate yields for the six months and three month periods ended March 31, 2002 were 6.76% and 6.75%, respectively, compared to 7.34%, for each of the same periods in fiscal 2001. The decrease in total interest income was primarily related to the decrease in the total average balance of investments and lower average interest rate yields earned on total interest earning assets, offset by increases in the total average balances of loans receivable and other interest earning assets.

         Interest and fees on loans increased $484,000 and $239,000 for the current six months and three month periods to $4,265,000 and $2,135,000, respectively. The increases were the result of an increase in the average dollar amount of loans outstanding partially offset by a slight decline in the average interest rate yield. The average dollar amount of loans outstanding for the current six months and three months periods was $113,910,000 and $117,447,000, respectively, as compared to $97,425,000 and $97,696,000, respectively, for the comparable periods in the prior year. The average yield on average loans for the six and three months ended March 31, 2002, decreased to 7.49% and 7.27%, respectively, compared to 7.76% for each of the same periods in 2001. The decrease resulted from rate modifications of higher yielding 1 to 4 family mortgage loans to lower yielding mortgage loans, which were partially offset by higher yielding commercial and real estate investment loan originations.

         Interest and dividend income on investment securities decreased $857,000 and $480,000 to $429,000 and $161,000, respectively, for the six and three months ended March 31, 2002 from $1,286,000 and $641,000, respectively, for the 2001 comparable periods. Such decreases for the current six and three month periods were due to the decreases in average investment balances at amortized cost of $27,209,000 and $28,337,000, respectively, as a result of investments called by issuers.

         Interest income on mortgage backed securities decreased $43,000 to $471,000 for the current six month period from $514,000. The decrease was primarily the result of a decrease in the average interest rate yield of 5.79% from 6.44% for the comparable 2001 period. An increase in the average dollar amount of mortgage backed securities of $3,500,000 offset by a decline in the average interest yield to 5.36% resulted in a slight increase in income for the current three month period.

         Other interest income decreased $100,000 and $54,000 for the current six and three month periods to $157,000 and $51,000, respectively, from $257,000 and $105,000 for the comparable 2001 periods. As the result of short-term market rate decreases, the yield on our other interest earning assets decreased 429 and 392 basis points to 1.93% and 2.58%, respectively, for the six and three months ended March 31, 2002 from 6.22% and 6.50%, for the same period in 2001. The average dollar amount of other interest-earning assets, predominantly interest-bearing deposits in other banks and federal funds sold, increased for the six and three month periods to $8,026,000 and $1,483,000, respectively. Proceeds from the investment calls were deposited in other banks and federal funds sold until such time they were reinvested in loans originations, other higher yielding investments or reduced higher yielding borrowings and funded deposit withdrawals.

Interest Expense

         Total interest expense decreased $501,000 and $332,000 for the six and three month periods ended March 31, 2002 to $3,429,000 and $1,601,000, respectively, compared to $3,930,000 and $1,933,000, respectively, for the same periods in fiscal 2001. The cost of funds for total interest bearing liabilities for the current six and three month periods decreased 57 and 75 basis points, respectively, to 4.77% and 4.57% from 5.34% and 5.32%, respectively. In general, the decrease in interest expense for the current respective periods principally resulted from decreases in the average cost of funds for deposits and decreases in the average balances of certificates of deposits.

         Interest expense on certificates of deposit for the six and three months periods ended March 31, 2002 decreased $293,000 and $220,000, respectively, as compared to the fiscal 2001 respective periods. The rates paid on certificates of deposit for the current six and three month periods decreased 30 and 53 basis points to 5.65% and 5.47%, respectively. The yield decrease was the result of older high-yielding deposits renewing at lower rates. In addition, the average balances of certificates of deposits for the current six and three month periods decreased $5,221,000 and $6,777,000, respectively.

         Interest expense on demand deposits for the six and three months periods ended March 31, 2002 decreased $144,000 and $97,000, respectively, as compared to the fiscal 2001 respective periods. The decrease followed a 125 and 149 basis point decline in the average rate paid on demand deposits, partially offset by increases in the average balances of demand deposits for the current six and three month periods.

         Interest on total borrowings decreased $63,000, or 9.6%, and $14,000, or 4.7%, to $596,000 and $286,000, respectively, for the six and three month periods ended March 31, 2002 from $659,000 and $300,000, respectively, for the comparable 2001 periods. The decrease resulted from a $1,832,000 and $1,677,000 decrease in average borrowings outstanding, for the six and three month periods.

Provision for Loan Losses

         For the six months ended March 31, 2002, we had no provision for loan losses compared to a $30,000 provision for comparable prior year's period. We continually evaluate the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant conditions. The allowance for loan loss is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provision for losses will not be required.

Non-Interest Income

         Non-interest income for the six and three month periods ended March 31, 2002 was $81,000 and $40,000, relatively unchanged from the same periods in fiscal 2001.

Non-Interest Expense

         Total non-interest expenses decreased $25,000, or 1.6%, and $12,000, or 1.6%, to $1,519,000 and $758,000 for the six and three months ended March 31, 2002 from $1,544,000 and $770,000, respectively, for the comparable 2001 periods. The decline in salaries and related expenses reflect a $67,000 and $34,000, respectively, decrease in Management Stock Bonus Plan ("MSBP") expense. As of October 8, 2001 all granted shares of the MSBP have been distributed and there will be no further stock-based expense until such time the remaining 11,142 shares are granted. Increases in salaries and related expenses were partially offset by annual performance incentives and an increase of $36,000 and $17,000, respectively, in Employee Stock Ownership Plan compensation following the appreciation of our common stock. Occupancy expense decreased due to non-recurring branch maintenance and repairs in fiscal 2001. At September 30, 2001, our computer system for our four branches and part of our main office was fully depreciated. Accordingly, there was no depreciation expense for this equipment during the six and three months ended March 31, 2002. Advertising decreased primarily due to an advertising campaign for 18 and 25 month certificates of deposit and commercial and home equity loans during the prior 2001 period. Data processing costs rose due to annual price adjustments and an increase in communication charges. Professional fees increased due to an increase in legal fees and for business development planning expenses incurred.

Provision for Income Taxes

         The provision for income taxes for the six months and three month periods ended March 31, 2002 was $179,000 and $112,000, compared to $162,000 and $93,000, respectively, for the same periods in fiscal 2001. The increases for the current period were primarily the result of increases in net income. The effective tax rates for the current six and three month periods decreased slightly to 39.3% and 39.2%, respectively, as compared to 40.2% and 41.0%, respectively, for the comparative periods in fiscal 2001. The rate decreases were due to non-deductible stock-based compensation-related expenses recognized in the prior fiscal year.

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

Item 6.     Exhibits and Reports on Form 8-K

     (a)

      2.0   Agreement and Plan of Merger*******
      3(i) Articles of Incorporation of WHG Bancshares Corporation * 3(ii) Amended Bylaws of WHG Bancshares Corporation ******
     10.1   Form of Amended and Restated Employment Agreement with
              Peggy J. Stewart ***
     10.2   Form of Amended and Restated Change in Control
              Severance Agreements for three executive officers ***
     10.3   Amendment to the 1996 Stock Option Plan ****
     10.4   Amendment to Management Stock Bonus Plan and Trust Agreement ****
     10.5   Form of Directors Change In Control Severance Plan **
     10.6   2001 Stock Option Plan *****

     (b)     On March 1, 2002, the company filed a Form 8-K (Items 5 and 7) to
             announce the  merger   agreement with BCSB Bankcorp, Inc.

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80487) declared effective by the SEC on February 7, 1996.
** Incorporated by reference to the September 30, 1999 Form 10-KSB filed with the SEC on December 21, 1999.
*** Incorporated by reference to the September 30, 2000 Form 10-KSB filed with the SEC on December 18, 2000.
**** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 19, 1997.
***** Incorporated by reference to the proxy statement for the annual meeting of stockholders filed with the SEC on or about December 18, 2000.
****** Incorporated by reference to the March 31, 2001 Form 10QSB filed with the SEC on February 13, 2001.
******* Incorporated by reference to the Form 8-K filed with the SEC on March 1, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WHG BANCSHARES CORPORATION


Date:    May 13, 2002                  By: /s/Peggy J. Stewart
                                           -------------------------------------
                                           Peggy J. Stewart
                                           President and Chief Executive Officer
                                           (duly authorized officer)


Date:    May 13, 2002                  By: /s/Robin L. Taylor
                                           -------------------------------------
                                           Robin L. Taylor
                                           Controller (chief accounting officer)